Form 10-Q
period 2008-06-30
Targa Resources, Inc.
filed 2008-08-11
CIK 1389168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Cautionary Statement About Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” as defined in Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, included in this Quarterly Report are forward-looking statements. Forward-looking statements include, without limitation, statements regarding our future financial position, business strategy, future capital and other expenditures, plans and objectives of management for future operations. You can typically identify forward-looking statements by the use of forward-looking words such as “may,” “potential,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate” or similar expressions or variations on such expressions. Each forward-looking statement reflects our current view of future events and is subject to risks, uncertainties and other factors, known and unknown, which could cause our actual results to differ materially from any results expressed or implied by our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to:

•	our ability to access the debt and equity markets, which will depend on general market conditions and the credit ratings for our debt obligations;

•	our success in risk management activities, including the use of derivative financial instruments to hedge commodity and interest rate risks;

•	the level of creditworthiness of counterparties to transactions;

•	the amount of collateral required to be posted from time to time in our transactions;

•	changes in laws and regulations, particularly with regard to taxes, safety and protection of the environment or the gathering and processing industry;

•	the timing and extent of changes in natural gas, NGL and commodity prices, interest rates and demand for our services;

•	weather and other natural phenomena;

•	industry changes, including the impact of consolidations and changes in competition;

•	our ability to obtain necessary licenses, permits and other approvals;

•	our ability to grow through acquisitions or internal growth projects, and the successful integration and future performance of such assets;

•	the level and success of natural gas drilling around our assets, and our success in connecting natural gas supplies to our gathering and processing systems;

•	general economic, market and business conditions; and

•	the risks described in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2007.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report will prove to be accurate. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in this Quarterly Report and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

Forward-looking statements contained in this Quarterly Report and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

TARGA RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$366,232	$177,949
Trade receivables, net of allowances of $6,213 and $1,115	754,924	836,044
Inventory	107,555	143,185
Deferred income taxes	77,756	25,071
Assets from risk management activities	1,926	9,487
Other current assets	14,516	70,640

Total current assets	1,322,909	1,262,376

Property, plant and equipment, at cost	2,828,626	2,764,230
Accumulated depreciation	(410,875)	(334,160)

Property, plant and equipment, net	2,417,751	2,430,070
Unconsolidated investments	53,778	48,005
Long-term assets from risk management activities	3,864	4,279
Investment in debt obligations of Targa Resources Investments Inc.	14,622	—
Other assets	54,616	45,235

Total assets	$3,867,540	$3,789,965

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$409,389	$470,860
Accrued liabilities	469,425	379,245
Current maturities of debt	12,500	12,500
Liabilities from risk management activities	204,321	75,568

Total current liabilities	1,095,635	938,173

Long-term debt, less current maturities	1,340,925	1,398,475
Long-term liabilities from risk management activities	249,035	81,019
Deferred income taxes	58,358	29,501
Other long-term obligations	38,850	35,267
Minority interest	108,338	100,826
Non-controlling interest in Targa Resources Partners LP	581,404	714,300
Commitments and contingencies (see Note 12)
Stockholder’s equity:
Common stock ($0.001 par value, 1,000 shares authorized, issued, and outstanding at June 30, 2008 and December 31, 2007, collateral for Targa Resources Investments Inc. debt)	—	—
Additional paid-in capital	420,269	473,784
Retained earnings	139,350	74,736
Accumulated other comprehensive loss	(164,624)	(56,116)

Total stockholder’s equity	394,995	492,404

Total liabilities and stockholder’s equity	$3,867,540	$3,789,965

See notes to consolidated financial statements

TARGA RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(Unaudited)
		(In thousands)
Revenues	$2,263,226	$1,610,768	$4,465,619	$3,059,780

Costs and expenses:
Product purchases	2,023,089	1,438,307	4,024,530	2,708,586
Operating expenses	71,229	62,388	134,807	120,311
Depreciation and amortization expense	38,750	36,434	76,942	73,166
General and administrative expense	27,924	23,699	52,017	42,390
Gain on sale of assets	(2)	(311)	(4,445)	(131)

	2,160,990	1,560,517	4,283,851	2,944,322

Income from operations	102,236	50,251	181,768	115,458
Other income (expense):
Interest expense, net	(23,660)	(34,021)	(49,245)	(78,003)
Gain on insurance claims (see Note 10)	18,566	—	18,566	—
Equity in earnings of unconsolidated investments	7,196	3,163	10,655	5,647
Minority interest	(11,610)	(7,207)	(21,757)	(12,818)
Non-controlling interest in Targa Resources Partners LP	(18,626)	(2,679)	(35,597)	(4,048)

Income before income taxes	74,102	9,507	104,390	26,236
Income tax (expense) benefit
Current	(275)	(693)	(1,237)	(693)
Deferred	(27,629)	4,686	(38,539)	(2,503)

	(27,904)	3,993	(39,776)	(3,196)

Net income	$46,198	$13,500	$64,614	$23,040

See notes to consolidated financial statements

TARGA RESOURCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands)
Net income	$46,198	$13,500	$64,614	$23,040
Other comprehensive loss:
Commodity hedging contracts:
Change in non-controlling partners’ share of other comprehensive income of Targa Resources Partners LP	109,381	5,184	140,118	4,762
Change in fair value	(268,996)	(18,669)	(362,384)	(88,075)
Reclassification adjustment for settled periods	36,357	(836)	52,401	(14,023)
Related income taxes	46,948	4,550	62,637	38,477
Interest rate swaps:
Change in non-controlling partners’ share of other comprehensive income of Targa Resources Partners LP	(7,364)	—	(255)	—
Change in fair value	9,165	251	(270)	521
Reclassification adjustment for settled periods	849	(524)	616	(1,048)
Related income taxes	(960)	142	(35)	237
Available for sale securities:
Change in fair value	(1,900)	—	(1,900)	—
Related income taxes	706	—	706	—
Foreign currency items:
Foreign currency translation adjustment	100	1,016	(242)	1,001
Related income taxes	(51)	(379)	100	(377)

Other comprehensive loss	(75,765)	(9,265)	(108,508)	(58,525)

Comprehensive income (loss)	$(29,567)	$4,235	$(43,894)	$(35,485)

See notes to consolidated financial statements

TARGA RESOURCES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
	(Unaudited)
	(In thousands)
Balance as of December 31, 2007	1	$—	$473,784	$74,736	$(56,116)	$492,404
Distribution to parent	—	—	(53,752)	—	—	(53,752)
Amortization of equity awards	—	—	763	—	—	763
Tax expense on vesting of common stock	—	—	(526)	—	—	(526)
Other comprehensive loss	—	—	—	—	(108,508)	(108,508)
Net income	—	—	—	64,614	—	64,614

Balance as of June 30, 2008	1	$—	$420,269	$139,350	$(164,624)	$394,995

See notes to consolidated financial statements

TARGA RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income	$64,614	$23,040
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization in interest expense	4,091	9,011
Amortization in general and administrative expense	883	1,127
Other depreciation and amortization expense	76,942	73,166
Accretion of asset retirement obligations	629	494
Deferred income tax expense	38,539	2,503
Equity in earnings of unconsolidated investments	(10,655)	(5,647)
Distributions from unconsolidated investments	775	2,325
Minority interest	21,757	12,818
Minority interest distributions	(14,245)	(11,285)
Non-controlling interest in Targa Resources Partners LP	35,597	4,048
Distributions to non-controlling interest in Targa Resources Partners LP	(28,235)	(3,263)
Risk management activities	(1,176)	(10,325)
Gain on sale of assets	(4,445)	(131)
Gain on property damage insurance settlement	(18,566)	—
Changes in operating assets and liabilities:
Accounts receivable and other assets	100,841	(15,595)
Inventory	35,630	34,699
Accounts payable and other liabilities	28,919	17,327

Net cash provided by operating activities	331,895	134,312

Cash flows from investing activities
Purchases of property, plant and equipment	(53,811)	(68,405)
Proceeds from property insurance	48,294	12,454
Investment in debt securities of Targa Investments Inc	(16,400)	—
Investment in unconsolidated affiliate	—	(4,647)
Other	(3,803)	1,987

Net cash used in investing activities	(25,720)	(58,611)

Cash flows from financing activities
Senior secured credit facility:
Repayments	(6,250)	(706,250)
Senior secured credit facility of Targa Resources Partners LP:
Borrowings	—	342,500
Repayments	(301,300)	(48,000)
Proceeds from issuance of senior unsecured notes of Targa Resources Partners LP	250,000	—
Contribution from non-controlling interest in Targa Resources Partners LP	—	377,593
Distribution to parent	(53,752)	(63)
Costs incurred in connection with financing arrangements	(6,590)	(4,145)

Net cash used in financing activities	(117,892)	(38,365)

Net increase in cash and cash equivalents	188,283	37,336
Cash and cash equivalents, beginning of period	177,949	142,739

Cash and cash equivalents, end of period	$366,232	$180,075

See notes to consolidated financial statements

TARGA RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Organization and Operations

Targa Resources, Inc. is a Delaware corporation formed on February 26, 2004. Unless the context requires otherwise, references to “we,” “us,” “our,” “the Company” or “Targa” are intended to mean the consolidated business and operations of Targa Resources, Inc.

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

Our business operations consist of natural gas gathering and processing, and the fractionating, storing, terminalling, transporting, distributing and marketing of NGLs. See Note 14—Segment Information for a description of our segments and segment operations.

Note 2—Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The unaudited consolidated financial statements for the three and six month periods ended June 30, 2008 and 2007 include all adjustments, both normal and recurring, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All significant intercompany balances and transactions have been eliminated in consolidation. Our financial results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. These unaudited consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

The non-controlling interest in the Partnership on our consolidated balance sheets represents the investment by partners other than Targa Resources, Inc., including those partners’ share of the net income, distributions and accumulated other comprehensive income (loss) of the Partnership. Non-controlling interest in net income of the Partnership on our consolidated statements of operations represents those partners’ share of the net income of the Partnership.

Note 3—Accounting Policies and Related Matters

Investments in Debt Securities. Investments in debt securities that we have the positive intent and ability to hold to maturity are classified as “held-to-maturity” and reported at cost, adjusted for amortization or accretion of premiums or discounts. Securities not classified as held-to-maturity are classified as “available-for-sale” and are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as accumulated other comprehensive income or loss which is a separate component of consolidated stockholders’ equity, and the annual change in such gains and losses are reported as other comprehensive income. A transfer of securities between categories is recorded at fair value on the date of transfer.

Realized gains and losses on the sale of available-for-sale securities are recorded on the trade date and are determined using the specific identification method. Discounts or premiums are accreted or amortized to interest income using the effective interest method over the expected terms of the related security.

Investment securities are evaluated for impairment when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

The fair value of our available-for-sale securities is based on quoted market prices. In instances where quoted market prices are not available, fair values are based on indicative valuations provided by a bank.

Accounting Pronouncements Recently Adopted

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The FASB partially deferred the effective date of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted SFAS 157 with respect to financial assets and liabilities that are recognized on a recurring basis on January 1, 2008. Although our adoption of SFAS 157 did not materially impact our financial condition, results of operations, or cash flows, we are now required to provide additional disclosures as part of our financial statements.

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

On June 10, 2008, we paid $16.4 million to acquire from a third party $20.0 million of Targa Investments’ debt (see Note 5). We have determined the fair value of our investment using an indicative valuation provided by a bank. The indicative valuation was provided for information purposes only, and did not constitute a bid or offer, or a solicitation of a bid or offer, to initiate or conclude any transaction at the stated indicative value. As such, we have categorized the indicative valuation as a Level 3 input.

The fair value of our financial instruments as of June 30, 2008 was:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets from commodity derivative contracts	$4,259	$—	$1,940	$2,319
Available-for-sale securities	14,500	—	—	14,500

Total assets	$18,759	$—	$1,940	$16,819

Liabilities from commodity derivative contracts	$450,938	$—	$148,967	$301,971
Liabilities from interest rate swaps	887	—	887	—

Total liabilities	$451,825	$—	$149,854	$301,971

The following table sets forth a reconciliation of changes in the fair value of our financial instruments classified as Level 3 in the fair value hierarchy:

	Commodity Derivative Contracts	Available For Sale Securities	Total
	(In thousands)
Balance as of January 1, 2008	$(124,282)	$—	$(124,282)
Losses included in accumulated other comprehensive income (loss)	(119,185)	(1,900)	(121,085)
Losses included in non-controlling interest in the Partnership	(108,957)	—	(108,957)
Settlements	49,055	—	49,055
Transfers in/out of Level 3	3,717	16,400	20,117

Balance as of June 30, 2008	$(299,652)	$14,500	$(285,152)

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

Accounting Pronouncements Recently Issued

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is encouraged. Our adoption of SFAS 161 will not impact our consolidated financial position, results of operations or cash flows.

Note 4—Partnership Units and Related Matters

The following table shows Partnership distributions made during the six months ended June 30, 2008:

Quarter Ended	Distribution per Common Unit	Distribution per Subordinated Unit	Date Paid	Total Distribution	Distributed to Third Parties
				(In thousands)
March 31, 2008	$0.4175	$0.4175	May 15, 2008	$19,886	$14,467
December 31, 2007	0.3975	0.3975	February 14, 2008	18,793	13,768

See also Note 16—Subsequent Events.

Note 5—Investment in Debt Securities of Targa Investments

On June 10, 2008 we paid $16.4 million to acquire from a third party $20.0 million of Targa Investments’ outstanding variable rate indebtedness. The stated maturity date of the indebtedness is February 10, 2015, and as of June 30, 2008, the variable rate was 7.9%. We have classified this investment as an available-for-sale security. As of June 30, 2008, we have recorded an unrealized loss of $1.9 million in accumulated other comprehensive loss, based on an indicative valuation supplied by a bank.

Note 6—Unconsolidated Investments

At June 30, 2008, our unconsolidated investments included a 22.8959% ownership interest in Venice Energy Services Company, LLC (“VESCO”), a venture that operates a natural gas liquids processing and extraction facility and a 38.75% ownership interest in Gulf Coast Fractionators LP (“GCF”), a venture that fractionates natural gas liquids. See also Note 17—Subsequent Events.

The following table shows our unconsolidated investments as of the dates indicated:

	June 30, 2008	December 31, 2007
	(In thousands)
Natural Gas Gathering and Processing VESCO	$33,389	$28,767
Logistics Assets GCF	20,389	19,238

	$53,778	$48,005

The following table shows our equity earnings, cash contributions and cash distributions with respect to our unconsolidated investments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Equity in earnings of:
VESCO	$6,354	$2,296	$8,729	$3,500
GCF	842	867	1,926	2,147

	$7,196	$3,163	$10,655	$5,647

Cash contributions:
VESCO	$—	$—	$—	$4,647

Cash distributions:
GCF	$—	$775	$775	$2,325

Our equity in earnings of VESCO includes partially settled business interruption insurance claims of $4.1 million for the three and six months ended June 30, 2008; and $2.2 million and $3.1 million for the three and six months ended June 30, 2007, respectively.

The following tables show summarized financial information of our unconsolidated investments:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	GCF	VESCO	GCF	VESCO	GCF	VESCO	GCF	VESCO
	(In thousands)
Revenues	$16,193	$58,868	$13,537	$38,141	$28,963	$111,254	$24,791	$72,950
Cost of sales and operations	13,558	27,938	11,840	37,005	23,272	76,243	20,064	69,699
Income from operations	2,635	9,403	1,697	1,136	5,691	13,484	4,727	3,251
Net income	2,701	9,497	1,822	1,136	5,855	13,711	4,979	3,251

	As of June 30, 2008		As of December 31, 2007
	GCF	VESCO	GCF	VESCO
	(In thousands)
Current assets	$17,061	$47,503	$15,497	$54,311
Property, plant and equipment, net	48,287	190,393	50,034	139,893
Other assets	—	1,543	—	328

Total assets	$65,348	$239,439	$65,531	$194,532

Current liabilities	$5,152	$42,883	$4,189	$25,533
Long-term liabilities	—	22,652	—	8,805
Owners’ equity	60,196	173,904	61,342	160,194

Total liabilities and owners’ equity	$65,348	$239,439	$65,531	$194,532

Note 7—Debt Obligations

Our consolidated debt obligations consisted of the following as of the dates indicated:

	June 30, 2008	December 31, 2007
	(In thousands)
Long-term debt:
Obligations of Targa:
Senior secured term loan facility, variable rate, due October 2012	$528,425	$534,675
Senior unsecured notes, 8 1/2% fixed rate, due November 2013	250,000	250,000
Senior secured revolving credit facility, variable rate, due October 2011 (1)	—	—
Obligations of the Partnership (2)
Senior secured revolving credit facility, variable rate, due February 2012 (3)	325,000	626,300
Senior unsecured notes, 8 1/4% fixed rate, due July 2016	250,000	—

Total debt	1,353,425	1,410,975
Current maturities of debt	(12,500)	(12,500)

Long-term debt	$1,340,925	$1,398,475

Irrevocable standby letters of credit:
Letters of credit outstanding under synthetic letter of credit facility (4)	$261,685	$272,409
Letters of credit outstanding under senior secured revolving credit facility of the Partnership	41,250	25,900

	$302,935	$298,309

(1)	The entire $250 million available under the senior secured revolving credit facility may also be utilized for letters of credit.
(2)	We consolidate the debt of the Partnership with that of our own; however, we do not have the obligation to make interest payments or debt payments with respect to the debt of the Partnership.
(3)	As of June 30, 2008, the Partnership had availability under this facility of $483.8 million, after giving effect to outstanding. borrowings of $325.0 million and $41.3 million in outstanding letters of credit.
(4)	The $300 million senior secured synthetic letter of credit facility terminates in October 2012. As of June 30, 2008, we had $38.3 million available under this facility.

Information Regarding Variable Interest Rates Paid

The following table shows the range of interest rates paid and weighted average interest rates paid on our significant consolidated variable-rate debt obligations during the six months ended June 30, 2008:

	Range of interest rates paid	Weighted average interest rate paid
Senior secured term loan facility	4.6% to 6.9%	6.5%
Senior secured revolving credit facility of the Partnership	3.9% to 6.4%	5.0%

Obligations of the Partnership

8 1/4% Senior Unsecured Notes Due 2016

On June 18, 2008, the Partnership completed the private placement under Rule 144A and Regulation S of the Securities Act of 1933 of $250 million in aggregate principal amount of 8 1/4% senior unsecured notes due 2016 (the “Partnership Notes”). Proceeds from the Partnership Notes were used to repay borrowings under the Partnership’s senior secured credit facility.

The Partnership Notes:

•	are the Partnership’s senior unsecured obligations;

•	rank pari passu in right of payment with the Partnership’s existing and future senior indebtedness, including indebtedness under its senior secured credit facility;

•	are senior in right of payment to any of the Partnership’s future subordinated indebtedness; and

•	are unconditionally guaranteed by the Partnership.

The Partnership Notes are effectively subordinated to all secured indebtedness under the Partnership’s senior secured credit agreement, which is secured by substantially all of the Partnership’s assets, to the extent of the value of the collateral securing that indebtedness.

Interest on the Partnership Notes accrues at the rate of 8 1/4% per annum and is payable semi-annually in arrears on January 1, and July 1, commencing on January 1, 2009. Interest is computed on the basis of a 360-day year comprising twelve 30-day months.

At any time prior to July 1, 2011, the Partnership may on one or more occasions redeem up to 35% of the aggregate principal amount of the Partnership Notes with the net cash proceeds of one or more equity offerings by the Partnership, at a redemption price of 108.25% of the principal amount plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, provided that:

(1)	at least 65% of the aggregate principal amount of the Partnership Notes remains outstanding immediately after the occurrence of such redemption; and

(2)	the redemption occurs within 90 days of the date of the closing of such equity offering.

At any time prior to July 1, 2012, the Partnership may redeem all or part of the Partnership Notes, at a redemption price equal to 100% of the principal amount of the Partnership Notes redeemed plus the applicable premium as defined in the indenture agreement plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption.

On or after July 1, 2012, the Partnership may redeem all or part of the Partnership Notes at the redemption prices set forth below (expressed as percentages of the principal amount), plus accrued and unpaid interest and liquidated damages, if any, on the Partnership Notes redeemed, if redeemed during the twelve-month period beginning on July 1 of the year indicated:

Year	Percentage
2012	104.125%
2013	102.063%
2014 and thereafter	100.000%

The Partnership Notes are subject to a registration rights agreement dated as of June 18, 2008. Under the registration rights agreement, the Partnership is required to file by June 19, 2009 a registration statement with respect to any Partnership Notes that are not freely transferable without volume restrictions by holders of the Partnership Notes that are not affiliates of the Partnership. If the Partnership fails to do so, additional interest will accrue on the principal amount of the Partnership Notes. Under FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements,” the Partnership has determined that the payment of additional interest is not probable, as that term is defined in SFAS 5, “Accounting for Contingencies.” As a result, the Partnership has not recorded a liability for any contingent obligation. Any subsequent accruals of a liability or payments made under the registration rights agreement will be charged to earnings as interest expense in the period they are recognized or paid.

Senior Secured Credit Facility of the Partnership

Concurrent with the closing of the private placement of the Partnership Notes, the Partnership increased the commitments under its senior secured credit facility by $100 million, bringing the total commitments under the facility to $850 million. The Partnership may request additional commitments under its facility of up to $150 million, which would increase the total commitments under the facility to $1 billion.

Note 8—Asset Retirement Obligations

The changes in our aggregate asset retirement obligations are as follows:

Six Months Ended June 30, 2008
(In thousands)
Beginning of period	$12,608
Change in cash flow estimate (1)	2,732
Accretion expense	629
Liabilities settled	(229)

End of period	$15,740

(1)	The change in cash flow estimate is primarily from a reassessment of abandonment cost estimates for our offshore gathering systems.

Note 9—Stock and Other Compensation Plans

Stock Option Plans

Share-based compensation cost related to stock options included in general and administrative expense for the three and six months ended June 30, 2008 was $94,000 and $109,000, respectively. Share-based compensation cost related to stock options included in general and administrative expense for the three and six months ended June 30, 2007 was $15,000 and $30,000, respectively. As of June 30, 2008, our remaining unamortized compensation cost related to stock options was approximately $0.2 million, which is expected to be recognized over a weighted-average period of approximately one year.

During the six months ended June 30, 2008 and 2007, there were 170,000 and 82,791 stock options granted, respectively. The fair value of each option grant was estimated on the date of grant using a Black-Scholes option pricing model, which incorporates various assumptions for 2008 and 2007, including (i) expected term of the options of ten years, (ii) a risk-free interest rate of 3.6% and 4.9%, respectively, (iii) expected dividend yield of 0%, and (iv) expected stock price volatility on Targa Investments’ common stock of 29.3% and 29.4%, respectively. Our selection of the risk-free interest rate was based on published yields for United States government securities with comparable terms. Because Targa Investments does not have publicly traded equity shares, its expected stock price volatility was estimated based upon the historical price volatility of the Dow Jones MidCap Pipelines Index over a period equal to the expected average term of the options granted. The fair value of options granted during the six months ended June 30, 2008 was $1.63 per share. The fair value of options granted during the six months ended June 30, 2007 ranged from $0.01 to $0.22 per share, with a weighted-average fair value of $0.12 per share.

Non-vested (Restricted) Common Stock

Share-based compensation cost related to restricted stock included in general and administrative expense for the three and six months ended June 30, 2008 was $0.3 million and $0.7 million, respectively. Share-based compensation cost related to restricted stock included in general and administrative expense for the three and six months ended June 30, 2007 was $0.5 million and $1.0 million, respectively. As of June 30, 2008, our remaining unamortized compensation cost related to restricted stock was approximately $0.6 million, which is expected to be recognized over a weighted-average period of approximately one year.

Awards of non-vested common stock during the six months ended June 30, 2008 and 2007 were 20,000 and 73,049 shares, respectively. The estimated fair values of awards of non-vested common stock during the six months ended June 30, 2008 and 2007 were $3.45 and $1.10 per share, respectively.

Incentive Plan related to the Partnership’s Common Units

The Targa Resources Partners Long-Term Incentive Plan (the “Partnership Plan”) has been adopted by the general partner of the Partnership to promote the interests of the Partnership and its affiliates by providing to employees, consultants and directors of the Partnership and its affiliates incentive compensation awards for superior performance that are based on Partnership common units.

Non-Employee Director Grants. On March 25, 2008, the general partner of the Partnership awarded 16,000 restricted common units of the Partnership (2,000 restricted common units to each of the Partnership’s non-management directors and to each of Targa Investments’ independent directors). The awards will settle with the delivery of common units and are subject to three-year vesting, without a performance condition, and will vest ratably on each anniversary of the grant date.

Compensation expense on the restricted common units is recognized on a straight-line basis over the vesting period. The fair value of an award of restricted common units is measured on the grant date using the market price of a common unit on such date. For the three and six months ended June 30, 2008, the Partnership recognized compensation expense of approximately $78,000 and $119,000 related to equity-based awards, respectively. For the three months ended June 30, 2007 and for the period of commencement of Partnership operations (February 14, 2007) through June 30, 2007, it recognized compensation expense of approximately $60,000 and $76,000 related to equity-based awards, respectively. The Partnership estimates that the remaining fair value of $400,000 will be recognized in expense over a weighted average period of approximately two years.

Performance Units. At June 30, 2008, the aggregate fair value of performance units expected to vest was $8.9 million. For the three and six months ended June 30, 2008 we recognized compensation expense related to the performance units of $0.8 million and $0.9 million. For the same periods in 2007, we recognized compensation expense related to the performance units of $1.0 million and $1.3 million. The total recognition period for the remaining unrecognized compensation cost is approximately two years.

Note 10—Insurance

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

The following table summarizes our income recognition of business interruption insurance for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Included in revenues
Natural Gas Gathering and Processing	$2,540	$767	$2,540	$894
Logistics Assets	441	(32)	441	(32)
NGL Distribution and Marketing	8,602	3,694	8,602	3,884
Wholesale Marketing	5,920	728	5,920	826

	17,503	5,157	17,503	5,572

Included in equity in earnings of unconsolidated investments
Natural Gas Gathering and Processing	4,108	2,203	4,108	2,203

	4,108	2,203	4,108	2,203

	$21,611	$7,360	$21,611	$7,775

Our initial purchase price allocation for the DMS acquisition in October 2005 included an $81.1 million receivable for insurance claims related to expenditures to repair pre-acquisition property damage caused by Katrina and Rita. During 2008, our cumulative receipts have exceeded such amount. Accordingly, during the three and six months ended June 30, 2008 we have recognized a gain of $18.6 million.

Note 11—Derivative Instruments and Hedging Activities

As of June 30, 2008, accumulated other comprehensive income (loss) (“OCI”) included $261.6 million ($164.4 million, net of tax) of unrealized net losses on commodity hedges, and $0.2 million ($0.1 million, net of tax) of unrealized net losses on interest rate hedges.

During the three and six months ended June 30, 2008, deferred net losses on commodity hedges of $36.4 million and $52.4 million, respectively, were reclassified from OCI to revenues, and deferred net losses on interest rate hedges of $0.8 million and $0.6 million, respectively, were reclassified from OCI to interest expense.

During the three and six months ended June 30, 2007, deferred net gains on commodity hedges of $0.8 million and $14.0 million, respectively, were reclassified from OCI to revenues, and deferred net gains on interest rate hedges of $0.5 million and $1.0 million, respectively, were reclassified from OCI to interest expense.

As of June 30, 2008, $201.9 million ($123.2 million, net of tax) of deferred net losses on commodity hedges and $2.2 million ($1.3 million, net of tax) of deferred net losses on interest rate hedges recorded in OCI are expected to be reclassified to revenues and interest expense, respectively, during the next twelve months.

As of June 30, 2008, we had the following hedge arrangements which will settle during the years ended December 31, 2008 through 2012 (except as indicated otherwise, the 2008 volumes reflect daily volumes for the period from July 1, 2008 through December 31, 2008.):

Natural Gas

Instrument Type	Index	Avg. Price $/MMBtu	MMBtu per day					(in thousands) Fair Value
			2008	2009	2010	2011	2012
Natural Gas Sales
Swap	IF-Waha	6.96	21,918	—	—	—	—	$(20,100)
Swap	IF-Waha	6.62	—	21,918	—	—	—	(37,156)
Swap	IF-Waha	7.40	—	—	9,300	—	—	(9,204)
Swap	IF-Waha	7.36	—	—	—	5,500	—	(4,715)
Swap	IF-Waha	7.18	—	—	—	—	5,500	(4,949)

			21,918	21,918	9,300	5,500	5,500	$(76,124)

NGLs

Instrument Type	Index	Avg. Price $/gal	Barrels per day					(in thousands) Fair Value
			2008	2009	2010	2011	2012
NGL Sales
Swap	OPIS-MB	0.81	3,547	—	—	—	—	$(26,986)
Swap	OPIS-MB	0.79	—	3,347	—	—	—	(38,682)
Swap	OPIS-MB	0.87	—	—	2,750	—	—	(22,625)
Swap	OPIS-MB	0.91	—	—	—	1,550	—	(11,395)
Swap	OPIS-MB	0.92	—	—	—	—	1,250	(8,555)

Total Swaps			3,547	3,347	2,750	1,550	1,250	(108,243)

Floors	OPIS-MB	1.76	—	—	—	107	—	213
Floors	OPIS-MB	1.75	—	—	—	—	125	289

Total Floors			—	—	—	107	125	502

								$(107,741)

As of June 30, 2008, the Partnership had the following hedge arrangements which will settle during the years ended December 31, 2008 through 2012 (except as indicated otherwise, the 2008 volumes reflect daily volumes for the period from July 1, 2008 through December 31, 2008):

Natural Gas

	Index	Avg. Price $/MMBtu	MMBtu per day					(In thousands) Fair Value
Instrument Type			2008	2009	2010	2011	2012
Natural Gas Purchases
Swap	NY-HH	8.43	1,350	—	—	—	—	$1,258

			1,350	—	—	—	—	1,258

Natural Gas Sales
Swap	IF-HSC	8.09	2,328	—	—	—	—	(2,143)
Swap	IF-HSC	7.39	—	1,966	—	—	—	(3,236)

			2,328	1,966	—	—	—	(5,379)

Swap	IF-NGPL MC	8.43	6,964	—	—	—	—	(4,088)
Swap	IF-NGPL MC	8.02	—	6,256	—	—	—	(7,016)
Swap	IF-NGPL MC	7.43	—	—	5,685	—	—	(5,536)
Swap	IF-NGPL MC	7.34	—	—	—	2,750	—	(2,316)
Swap	IF-NGPL MC	7.18	—	—	—	—	2,750	(2,310)

			6,964	6,256	5,685	2,750	2,750	(21,265)

Swap	IF-Waha	8.20	7,389	—	—	—	—	(5,101)
Swap	IF-Waha	7.61	—	6,936	—	—	—	(9,380)
Swap	IF-Waha	7.38	—	—	5,709	—	—	(5,699)
Swap	IF-Waha	7.36	—	—	—	3,250	—	(2,786)
Swap	IF-Waha	7.18	—	—	—	—	3,250	(2,924)

			7,389	6,936	5,709	3,250	3,250	(25,890)

Total Swaps			16,681	15,158	11,394	6,000	6,000	(51,276)

Floor	IF-NGPL MC	6.55	1,000	—	—	—	—	1
Floor	IF-NGPL MC	6.55	—	850	—	—	—	29

			1,000	850	—	—	—	30

Floor	IF-Waha	6.85	670	—	—	—	—	1
Floor	IF-Waha	6.55	—	565	—	—	—	17

			670	565	—	—	—	18

Total Floors			1,670	1,415	—	—	—	48

								$(51,227)

NGLs

	Index	Avg. Price $/gal	Barrels per day					(In thousands) Fair Value
Instrument Type			2008	2009	2010	2011	2012
NGL Sales
Swap	OPIS-MB	1.01	7,095	—	—	—	—	$(45,341)
Swap	OPIS-MB	0.96	—	6,248	—	—	—	(62,001)
Swap	OPIS-MB	0.91	—	—	4,809	—	—	(40,124)
Swap	OPIS-MB	0.92	—	—	—	3,400	—	(26,650)
Swap	OPIS-MB	0.92	—	—	—	—	2,700	(19,612)

Total Swaps			7,095	6,248	4,809	3,400	2,700	(193,728)

Floors	OPIS-MB	1.73	—	—	—	365	—	860
Floors	OPIS-MB	1.72	—	—	—	—	422	957

Total Floors			—	—	—	365	422	1,817

								$(191,911)

Condensate

	Index	Avg. Price $/Bbl	Barrels per day					(In thousands) Fair Value
Instrument Type			2008	2009	2010	2011	2012
Condensate Sales
Swap	NY-WTI	67.19	384	—	—	—	—	$(4,922)
Swap	NY-WTI	69.00	—	322	—	—	—	(7,937)
Swap	NY-WTI	68.10	—	—	301	—	—	(6,821)

Total Swaps			384	322	301	—	—	(19,680)

Floor	NY-WTI	60.50	55	—	—	—	—	0
Floor	NY-WTI	60.00	—	50	—	—	—	3

Total Floors			55	50	—	—	—	3

								$(19,677)

These contracts may expose us to the risk of financial loss in certain circumstances. Our hedging arrangements provide us with protection on the hedged volumes if prices decline below the prices at which these hedges are set. If prices rise above the prices which we have hedged, we will receive less revenue on the hedge volumes than we would in the absence of hedges.

See also Note 16 – Subsequent Events.

Customer Hedges

As of June 30, 2008, the Partnership had the following commodity derivative contracts directly related to short-term fixed price arrangements elected by certain customers in various natural gas purchase and sale agreements, which have been marked to market through earnings:

Customer Hedges

Period	Commodity	Instrument Type	Daily Volume		Average Price		Index	(In thousands) Fair Value
Purchases
Jul 2008 - Dec 2008	Natural gas	Swap	7,043	MMBtu	$12.81	per MMBtu	NY-HH	$453
Jan 2009 - Dec 2009	Natural gas	Swap	658	MMBtu	11.95	per MMBtu	NY-HH	123
Sales
Jul 2008 - Dec 2008	Natural gas	Fixed price sale	7,043	MMBtu	12.81	per MMBtu	NY-HH	(453)
Jan 2009 - Dec 2009	Natural gas	Fixed price sale	658	MMBtu	11.95	per MMBtu	NY-HH	(123)

								$—

The fair value of derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those underlying markets.

Interest Rate Swaps

As of June 30, 2008, the Partnership had the following interest rate swaps:

Effective Date	Expiration Date	Rate	Notional Amount
			(In thousands)
12/13/2007	01/24/2011	4.0775%	$50,000
12/18/2007	01/24/2011	4.2100%	50,000
12/21/2007	01/24/2012	4.0750%	50,000
12/21/2007	01/24/2012	4.0750%	50,000
01/09/2008	01/24/2012	3.6990%	50,000
01/11/2008	01/24/2012	3.6400%	50,000

Each swap fixes the three month LIBOR Rate as indicated for the specified notional amount outstanding under the Partnership’s Amended Credit Agreement over the term of each swap agreement. As of June 30, 2008, the fair value of these interest rate swaps was a liability of $0.9 million.

Note 12—Commitments and Contingencies

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

In August 2005, prior to Targa’s acquisition of Versado Gas Processors, L.L.C. (“Versado”), the State of New Mexico’s Environment Department (“NMED”) inspected Versado’s Eunice Gas Processing Plant and its books and records. Targa Midstream Services Limited Partnership (“TMSLP”) is the operator of Versado. In May 2007, the NMED sent Versado a draft compliance order relating to the 2005 inspection, alleging that Versado violated certain emissions standards and permit, monitoring and recordkeeping requirements. After TMSLP provided certain responses and information concerning the alleged violations, the NMED provided a revised draft compliance order and a settlement offer containing a proposed penalty of approximately $2.1 million to resolve the remaining alleged violations. More recently, however, we have discussed with the NMED an expansion of the proposed compliance order to include the resolution of other alleged violations associated with the Eunice, Monument and Saunders plants. We may be required to incur capital expenditures at the Eunice, Monument and Saunders plants and additional facility enhancements, and additional operating costs to resolve the alleged violations, the amount of which currently is not reasonably estimable. At this time, we cannot estimate the effect, if any, that this matter will have on our results of operations.

Our environmental liability as of June 30, 2008 was $4.4 million, consisting of $0.5 million for gathering system leaks, $1.8 million for ground water assessment and remediation, and $2.1 million for the gas processing plant environmental violations.

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

On December 8, 2005, WTG Gas Processing (“WTG”) filed suit in the 333rd District Court of Harris County, Texas against several defendants, including us, three other Targa entities and private equity funds affiliated with Warburg Pincus, seeking damages from the defendants. The suit alleges that we and private equity funds affiliated with Warburg Pincus, along with ConocoPhillips Company (“ConocoPhillips”) and Morgan Stanley, tortiously interfered with (i) a contract WTG claims to have had to purchase the SAOU System from ConocoPhillips, and (ii) prospective business relations of WTG. WTG claims the alleged interference resulted from our competition to purchase the ConocoPhillips’ assets and its successful acquisition of those assets in 2004. On October 2, 2007, the District Court granted defendants’ motions for summary judgment on all of WTG’s claims. We have agreed to indemnify the Partnership for any claim or liability arising out of the WTG suit. WTG’s motion to reconsider and for a new trial was overruled. On January 2, 2008, WTG filed a notice of appeal, and on May 6, 2008 filed its appellant’s brief with the 14th Court of Appeals in Houston, Texas. Targa and Warburg Pincus filed their appellee’s brief on June 26, 2008. We will contest the appeal, but can give no assurances regarding the outcome of the proceeding.

Note 13—Related-Party Transactions

Hedging Arrangements

An affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) is an equity investor in Targa Investments. We have entered into various commodity derivative transactions with Merrill Lynch Commodities Inc. (“MLCI”), an affiliate of Merrill Lynch. Under the terms of these various commodity derivative transactions, MLCI has agreed to pay us specified fixed prices in relation to specified notional quantities of natural gas, NGL, and condensate over periods ending in 2010, and we have agreed to pay MLCI floating prices based on published index prices of such commodities for delivery at specified locations. The following table shows our open commodity derivatives with MLCI as of June 30, 2008:

Period	Commodity	Instrument Type	Daily Volumes		Average Price		Index
Jul 2008—Dec 2008	Natural gas	Swap	21,918	MMBtu	$6.96	per MMBtu	IF-Waha
Jan 2009—Dec 2009	Natural gas	Swap	21,918	MMBtu	$6.62	per MMBtu	IF-Waha

Jul 2008—Dec 2008	NGL	Swap	3,047	Bbl	$0.77	per gallon	OPIS-MB
Jan 2009—Dec 2009	NGL	Swap	2,847	Bbl	$0.74	per gallon	OPIS-MB

As of June 30, 2008, the fair value of these open positions is a liability of $115.9 million. For the three and six months ended June 30, 2008 we paid MLCI $15.1 million and $23.1 million, respectively, for amounts due under settled commodity derivative transactions. For the three and six months ended June 30, 2007, we paid MLCI $2.5 million and $0.3 million, respectively, for amounts due under settled commodity derivative transactions.

The following table shows the Partnership’s open commodity derivatives with MLCI as of June 30, 2008:

Period	Commodity	Instrument Type	Daily Volumes		Average Price		Index
Jul 2008—Dec 2008	Natural gas	Swap	3,847	MMBtu	$8.76	per MMBtu	IF-Waha
Jan 2009—Dec 2009	Natural gas	Swap	3,556	MMBtu	8.07	per MMBtu	IF-Waha
Jan 2010—Dec 2010	Natural gas	Swap	3,289	MMBtu	7.39	per MMBtu	IF-Waha

Jul 2008—Dec 2008	NGL	Swap	3,175	Bbl	1.06	per gallon	OPIS-MB
Jan 2009—Dec 2009	NGL	Swap	3,000	Bbl	0.98	per gallon	OPIS-MB

Jul 2008—Dec 2008	Condensate	Swap	264	Bbl	72.66	per barrel	NY-WTI
Jan 2009—Dec 2009	Condensate	Swap	202	Bbl	70.60	per barrel	NY-WTI
Jan 2010—Dec 2010	Condensate	Swap	181	Bbl	69.28	per barrel	NY-WTI

As of June 30, 2008, the fair value of these Partnership open positions is a liability of $70.4 million. For the six months ended June 30, 2008 and 2007, the Partnership paid MLCI $11.7 million and $1.8 million, respectively, for amounts due under settled commodity derivative transactions.

Other

For the periods indicated, related-party transactions included in our statements of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Included in Revenues
GCF	$35	$147	$366	$3,245
VESCO	665	4,546	666	4,771
MLCI	28,029	13,642	60,349	29,100

	$28,729	$18,335	$61,381	$37,116

Included in Costs and Expenses
GCF	$1,341	$770	$2,145	$1,775
VESCO	47,231	32,172	100,081	65,657
MLCI	1,574	3,246	2,873	3,641

	$50,146	$36,188	$105,099	$71,073

Note 14—Segment Information

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

Our Logistics Assets segment is involved with gathering and storing mixed NGLs and fractionating, storing, and transporting finished NGLs. These assets are generally connected to and supplied, in part, by our Natural Gas Gathering and Processing segment and are predominantly located in Mont Belvieu, Texas and Western Louisiana.

Our NGL Distribution and Marketing segment markets our own natural gas liquids production and purchased natural gas liquids products in selected United States markets.

Our Wholesale Marketing segment includes our refinery services business and wholesale propane marketing operations. In our refinery services business, we provide LPG (liquefied petroleum gas) balancing services, purchase natural gas liquids products from refinery customers and sell natural gas liquids products to various customers. Our wholesale propane marketing operations include the sale of propane and related logistics services to multi-state retailers, independent retailers and other end-users. Wholesale Marketing operates principally in the United States, and has a small marketing presence in Canada.

The “Eliminations and Other” column in the tables below includes amounts related to general and administrative expenses not allocated to segment operations, corporate development, interest expense, income tax expense, and the depreciation and cost of equipment used in our headquarters office. “Eliminations and Other” also includes the elimination of intersegment revenues and expenses.

Our reportable segment information is shown in the following tables:

	Three Months Ended June 30, 2008
	Natural Gas Gathering and Processing	Logistics Assets	NGL Distribution and Marketing Services	Wholesale Marketing	Eliminations and Other	Total
	(In thousands)
Revenues	$543,267	$27,630	$1,383,963	$308,366	$—	$2,263,226
Intersegment revenues	516,204	38,054	116,969	8,960	(680,187)	—

Revenues	1,059,471	65,684	1,500,932	317,326	(680,187)	2,263,226

Product purchases	904,590	(33)	916,550	201,982	—	2,023,089
Intersegment product purchases	3,550	33	551,969	106,513	(662,065)	—

Product purchases	908,140	—	1,468,519	308,495	(662,065)	2,023,089

Operating expenses	34,323	36,373	517	16	—	71,229
Intersegment operating expenses	385	17,737	—	—	(18,122)	—

Operating expenses	34,708	54,110	517	16	(18,122)	71,229

Operating margin	$116,623	$11,574	$31,896	$8,815	$—	$168,908

Equity in earnings of unconsolidated investments	$6,354	$842	$—	$—	$—	$7,196

Unconsolidated investments	$33,389	$20,389	$—	$—	$—	$53,778
Capital expenditures	$22,125	$15,774	$—	$—	$1,163	$39,062

	Three Months Ended June 30, 2007
	Natural Gas Gathering and Processing	Logistics Assets	NGL Distribution and Marketing Services	Wholesale Marketing	Eliminations and Other	Total
	(In thousands)
Revenues	$391,887	$20,058	$987,231	$211,592	$—	$1,610,768
Intersegment revenues	338,445	29,897	62,368	5,172	(435,882)	—

Revenues	730,332	49,955	1,049,599	216,764	(435,882)	1,610,768

Product purchases	604,767	(1)	680,070	153,471	—	1,438,307
Intersegment product purchases	—	1	362,977	61,059	(424,037)	—

Product purchases	604,767	—	1,043,047	214,530	(424,037)	1,438,307

Operating expenses	28,459	33,311	615	3	—	62,388
Intersegment operating expenses	94	11,751	—	—	(11,845)	—

Operating expenses	28,553	45,062	615	3	(11,845)	62,388

Operating margin	$97,012	$4,893	$5,937	$2,231	$—	$110,073

Equity in earnings of unconsolidated investments	$2,296	$867	$—	$—	$—	$3,163

Unconsolidated investments	$25,670	$19,424	$—	$—	$—	$45,094
Capital expenditures	$20,836	$9,371	$—	$—	$492	$30,699

	Six Months Ended June 30, 2008
	Natural Gas Gathering and Processing	Logistics Assets	NGL Distribution and Marketing Services	Wholesale Marketing	Eliminations and Other	Total
	(In thousands)
Revenues	$982,468	$48,448	$2,603,076	$831,627	$—	$4,465,619
Intersegment revenues	950,237	68,390	317,473	29,046	(1,365,146)	—

Revenues	1,932,705	116,838	2,920,549	860,673	(1,365,146)	4,465,619

Product purchases	1,628,635	(33)	1,860,936	534,992		4,024,530
Intersegment product purchases	9,969	33	1,018,398	307,245	(1,335,645)	—

Product purchases	1,638,604	—	2,879,334	842,237	(1,335,645)	4,024,530

Operating expenses	64,343	69,421	1,016	27	—	134,807
Intersegment operating expenses	533	28,968	—	—	(29,501)	—

Operating expenses	64,876	98,389	1,016	27	(29,501)	134,807

Operating margin	$229,225	$18,449	$40,199	$18,409	$—	$306,282

Equity in earnings of unconsolidated investments	$8,729	$1,926	$—	$—	$—	$10,655

Unconsolidated investments	$33,389	$20,389	$—	$—	$—	$53,778
Capital expenditures	$34,248	$21,694	$—	$—	$2,222	$58,164

	Six Months Ended June 30, 2007
	Natural Gas Gathering and Processing	Logistics Assets	NGL Distribution and Marketing Services	Wholesale Marketing	Eliminations and Other	Total
	(In thousands)
Revenues	$749,833	$36,910	$1,728,091	$544,946	$—	$3,059,780
Intersegment revenues	603,340	55,802	203,806	13,909	(876,857)	—

Revenues	1,353,173	92,712	1,931,897	558,855	(876,857)	3,059,780

Product purchases	1,107,322	—	1,265,994	335,270	—	2,708,586
Intersegment product purchases	8	—	647,019	214,837	(861,864)	—

Product purchases	1,107,330	—	1,913,013	550,107	(861,864)	2,708,586

Operating expenses	57,513	61,558	1,236	4	—	120,311
Intersegment operating expenses	140	14,876	(23)	—	(14,993)	—

Operating expenses	57,653	76,434	1,213	4	(14,993)	120,311

Operating margin	$188,190	$16,278	$17,671	$8,744	$—	$230,883

Equity in earnings of unconsolidated investments	$3,500	$2,147	$—	$—	$—	$5,647

Unconsolidated investments	$25,670	$19,424	$—	$—	$—	$45,094
Capital expenditures	$43,774	$22,824	$—	$—	$1,182	$67,780

The following table is a reconciliation of operating margin to net income for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Operating margin	$168,908	$110,073	$306,282	$230,883
Adjustments to reconcile operating margin to net income:
Depreciation and amortization	(38,750)	(36,434)	(76,942)	(73,166)
Gain on sales of assets	2	311	4,445	131
General and administrative	(27,924)	(23,699)	(52,017)	(42,390)
Interest expense, net	(23,660)	(34,021)	(49,245)	(78,003)
Gain on insurance claims	18,566	—	18,566	—
Equity in earnings of unconsolidated investments	7,196	3,163	10,655	5,647
Minority interest	(11,610)	(7,207)	(21,757)	(12,818)
Non-controlling interest in net income of the Partnership	(18,626)	(2,679)	(35,597)	(4,048)
Income tax (expense) / benefit	(27,904)	3,993	(39,776)	(3,196)

Net income	$46,198	$13,500	$64,614	$23,040

Note 15—Allowance for Doubtful Accounts

On July 18, 2008, SemGroup LP (“Semgroup”) filed for bankruptcy protection. We had business relationships with SemGroup in our Natural Gas Gathering and Processing, NGL Distribution and Marketing Services and Logistics Assets segments. As of June 30, 2008, we recognized a reserve of $4.6 million for product delivered and subject to the bankruptcy. During the third quarter, we will record an additional reserve of $2.4 million for product delivered subsequent to June 30, 2008.

Note 16—Subsequent Events

During July 2008, the Partnership borrowed $87.4 million under its senior secured credit facility to terminate certain out-of-the-money natural gas and NGL commodity swaps. Prior to the terminations, the swaps were designated as hedges in accordance with SFAS 133, “Derivative Instruments and Hedging Activities.” Approximately $20.8 million, $38.2 million and $27.9 million will be reclassified from OCI to revenues during 2008, 2009 and 2010, respectively, when the hedged forecasted sales transactions are expected to occur. The Partnership also entered into new natural gas and NGL commodity swaps at then current market prices that match the production volumes of the terminated swaps through 2010.

On July 23, 2008, the general partner of the Partnership announced a quarterly distribution of available cash of $0.5125 per common and subordinated unit for the quarter ended June 30, 2008. The cash distribution of approximately $25.9 million (including distributions to us for our subordinated units, our general partner interest and as the holder of the incentive distribution rights) is payable on August 14, 2008 to unitholders of record as of the close of business on August 4, 2008.

On July 31, 2008, we acquired an approximate 54% ownership interest in VESCO from subsidiaries of Chevron U.S.A. Inc.

Note 17—Consolidating Financial Statements

We are the issuer of the notes discussed in Note 7 to the financial statements of our Annual Report on Form 10-K for the year ended December 31, 2007. The notes are jointly and severally, irrevocably and unconditionally guaranteed by our wholly-owned subsidiaries (referred to as “Guarantor Subsidiaries”).

The following financial information presents condensed consolidating financial statements, which include:

•	The Parent company only (“Parent”);

•	The Guarantor Subsidiaries on a consolidated basis;

•	Non-wholly owned and foreign subsidiaries (referred to as “Non-Guarantor Subsidiaries”);

•	Elimination entries necessary to consolidate the Parent, the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries; and

•	The Company on a consolidated basis.

Targa Resources, Inc.

Condensed Consolidating Balance Sheet

June 30, 2008

(Unaudited)

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$267,541	$98,691	$—	$366,232
Accounts receivable and other current assets	78,149	756,303	122,225	—	956,677

Total current assets	78,149	1,023,844	220,916	—	1,322,909
Property, plant, and equipment, at cost	—	776,038	2,052,588	—	2,828,626
Accumulated depreciation	—	68,906	(479,781)	—	(410,875)

Property, plant, and equipment, net	—	844,944	1,572,807	—	2,417,751
Unconsolidated investments	—	53,778	—	—	53,778
Investment in subsidiaries	872,986	54,688	—	(927,674)	—
Advances to (from) subsidiaries	122,008	(250,002)	127,994	—	—
Other assets	148,765	(94,627)	18,964	—	73,102

Total assets	$1,221,908	$1,632,625	$1,940,681	$(927,674)	$3,867,540

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other liabilities	$(5,166)	$700,217	$388,084	$—	$1,083,135
Current maturities of debt	12,500	—	—	—	12,500

Total current liabilities	7,334	700,217	388,084	—	1,095,635
Long-term liabilities:
Long-term debt, net of current maturities	765,925	—	575,000	—	1,340,925
Other long-term obligations	53,654	130,735	161,854	—	346,243

Total long-term liabilities	819,579	130,735	736,854	—	1,687,168
Minority interest	—	—	—	108,338	108,338
Noncontrolling interest in the Partnership	—	—	—	581,404	581,404
Stockholder’s equity:
Stockholder’s equity	559,619	993,243	1,079,407	(2,072,650)	559,619
Accumulated other comprehensive loss	(164,624)	(191,570)	(263,664)	455,234	(164,624)

Total stockholder’s equity	394,995	801,673	815,743	(1,617,416)	394,995

Total liabilities and stockholders’ equity	$1,221,908	$1,632,625	$1,940,681	$(927,674)	$3,867,540

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

Targa Resources, Inc.

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2008

(Unaudited)

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues	$—	$2,038,653	$833,414	$(608,841)	$2,263,226

Operating costs and expenses:
Product purchases	—	1,931,771	681,093	(589,775)	2,023,089
Operating expenses	—	39,263	51,032	(19,066)	71,229
Depreciation and amortization	—	12,804	25,946	—	38,750
General and administrative and other	87	21,204	6,631	—	27,922

	87	2,005,042	764,702	(608,841)	2,160,990

Income (loss) from operations	(87)	33,611	68,712	—	102,236

Other income (expense):
Interest expense, net	(15,841)	—	(7,819)	—	(23,660)
Other income	18,566	—	—	—	18,566
Equity in earnings of unconsolidated investments	—	7,196	—	—	7,196
Equity in earnings of subsidiaries	71,192	30,575	—	(101,767)	—
Minority interest/Non-controlling interest	—	—	—	(30,236)	(30,236)

Income before income taxes	73,830	71,382	60,893	(132,003)	74,102
Income tax expense	(27,632)	(190)	(363)	281	(27,904)

Net income	$46,198	$71,192	$60,530	$(131,722)	$46,198

Targa Resources, Inc.

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2007

(Unaudited)

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Revenues	$—	$1,457,542	$577,805	$(424,579)	$1,610,768

Operating costs and expenses:
Product purchases	—	1,385,230	463,051	(409,974)	1,438,307
Operating expenses	—	35,481	41,512	(14,605)	62,388
Depreciation and amortization	—	12,374	24,060	—	36,434
General and administrative and other	16	18,967	4,405	—	23,388

	16	1,452,052	533,028	(424,579)	1,560,517

Income (loss) from operations	(16)	5,490	44,777	—	50,251

Other income (expense):
Interest income, net	(19,371)	—	(14,650)	—	(34,021)
Equity in earnings of unconsolidated investments	—	3,163	—	—	3,163
Equity in earnings of subsidiaries	28,768	20,136	—	(48,904)	—
Minority interest/Non-controlling interest	—	—	—	(9,886)	(9,886)

Income before income taxes	9,381	28,789	30,127	(58,790)	9,507
Income tax (expense) benefit	4,119	(21)	(513)	408	3,993

Net income	$13,500	$28,768	$29,614	$(58,382)	$13,500

Targa Resources, Inc.

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2008

(Unaudited)

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues	$—	$4,057,163	$1,538,175	$(1,129,719)	$4,465,619

Operating costs and expenses:
Product purchases	—	3,868,273	1,252,986	(1,096,729)	4,024,530
Operating expenses	—	74,225	93,572	(32,990)	134,807
Depreciation and amortization	—	25,362	51,580	—	76,942
General and administrative and other	87	35,966	11,519	—	47,572

	87	4,003,826	1,409,657	(1,129,719)	4,283,851

Income (loss) from operations	(87)	53,337	128,518	—	181,768

Other income (expense):
Interest expense, net	(32,954)	—	(16,291)	—	(49,245)
Other income	18,566	—	—	—	18,566
Equity in earnings of unconsolidated investments	—	10,655	—	—	10,655
Equity in earnings of subsidiaries	118,680	54,688	—	(173,368)	—
Minority interest/Non-controlling interest	—	—	—	(57,354)	(57,354)

Income before income taxes	104,205	118,680	112,227	(230,722)	104,390
Income tax expense	(39,591)	—	(700)	515	(39,776)

Net income	$64,614	$118,680	$111,527	$(230,207)	$64,614

Targa Resources, Inc.

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2007

(Unaudited)

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Revenues	$—	$2,766,672	$1,055,995	$(762,887)	$3,059,780

Operating costs and expenses:
Product purchases	—	2,608,085	843,934	(743,433)	2,708,586
Operating expenses	—	66,586	73,179	(19,454)	120,311
Depreciation and amortization	—	24,025	49,141	—	73,166
General and administrative and other	32	34,415	7,812	—	42,259

	32	2,733,111	974,066	(762,887)	2,944,322

Income (loss) from operations	(32)	33,561	81,929	—	115,458

Other income (expense):
Interest income, net	(60,868)	—	(17,135)	—	(78,003)
Equity in earnings of unconsolidated investments	—	5,647	—	—	5,647
Equity in earnings of subsidiaries	86,879	47,671	—	(134,550)	—
Minority interest/Non-controlling interest	—	—	—	(16,866)	(16,866)

Income before income taxes	25,979	86,879	64,794	(151,416)	26,236
Income tax expense	(2,939)	—	(665)	408	(3,196)

Net income	$23,040	$86,879	$64,129	$(151,008)	$23,040

Targa Resources, Inc.

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2008

(Unaudited)

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Cash flows from operating activities
Net income	$64,614	$118,680	$111,527	$(230,207)	$64,614
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, amortization and accretion	3,264	25,772	52,656	—	81,692
Deferred income taxes	38,354	—	700	(515)	38,539
Earnings from unconsolidated investments	—	(10,655)	—	—	(10,655)
Equity in earnings of subsidiaries	(118,680)	(54,688)	—	173,368	—
Other	(17,833)	(2,899)	(44,307)	57,354	(7,685)
Changes in operating assets and liabilities:
Accounts receivable and other assets	14,949	112,107	(26,215)	—	100,841
Inventory	—	35,566	64	—	35,630
Accounts payable and other liabilities	(16,211)	(46,291)	91,421	—	28,919

Net cash provided by (used in) operating activities	(31,543)	177,592	185,846	—	331,895

Cash flows from investing activities
Purchases of property and equipment	—	(25,574)	(28,237)	—	(53,811)
Other	(16,400)	48,306	(3,815)	—	28,091

Net cash provided by (used in) investing activities	(16,400)	22,732	(32,052)	—	(25,720)

Cash flows from financing activities
Repayments under senior secured credit facility	(6,250)	—	(301,300)	—	(307,550)
Other	—	—	243,410	—	243,410
Receipts from (payments to) subsidiaries	54,193	(21,086)	(86,859)	—	(53,752)

Net cash provided by (used in) financing activities	47,943	(21,086)	(144,749)	—	(117,892)

Net increase (decrease) in cash and cash equivalents	—	179,238	9,045	—	188,283
Cash and cash equivalents, beginning of period	—	88,303	89,646	—	177,949

Cash and cash equivalents, end of period	$—	$267,541	$98,691	$—	$366,232

Targa Resources, Inc.

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2007

(Unaudited)

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Cash flows from operating activities
Net income	$23,040	$86,879	$64,129	$(151,008)	$23,040
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	8,705	24,519	49,447	—	82,671
Deferred income taxes	2,246	—	665	(408)	2,503
Earnings from unconsolidated investments	—	(5,647)	—	—	(5,647)
Equity in earnings of subsidiaries	(86,879)	(47,671)	—	134,550	—
Other	1,050	(27,287)	4,685	16,866	(4,686)
Changes in operating assets and liabilities:	—	—	—	—	—
Accounts receivable and other assets	(479)	(6,529)	(8,587)	—	(15,595)
Inventory	—	33,482	1,217	—	34,699
Accounts payable and other liabilities	(16,575)	54,725	(20,823)	—	17,327

Net cash provided by (used in) operating activities	(68,892)	112,471	90,733	—	134,312

Cash flows from investing activities
Purchases of property and equipment	—	(33,915)	(34,490)	—	(68,405)
Other	—	14,106	(4,312)	—	9,794

Net cash used in investing activities	—	(19,809)	(38,802)	—	(58,611)

Cash flows from financing activities
Senior secured credit facility:
Borrowings	—	—	342,500	—	342,500
Repayments	(706,250)	—	(48,000)	—	(754,250)
Non-controlling interest in the Partnership	—	—	—	—	—
Other	775,142	(67,813)	(333,944)	—	373,385
Receipts from subsidiaries	—	—	—	—	—

Net cash provided by (used in) financing activities	68,892	(67,813)	(39,444)	—	(38,365)

Net increase in cash and cash equivalents	—	24,849	12,487	—	37,336
Cash and cash equivalents, beginning of period	—	117,661	25,078	—	142,739

Cash and cash equivalents, end of period	$—	$142,510	$37,565	$—	$180,075

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q and in our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Recent Accounting Pronouncements

On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 157. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date. See Note 3 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for information regarding fair value disclosures pertaining to our financial assets and liabilities.

The accounting standard-setting bodies have recently issued the following accounting standard that has the potential to affect our future financial statements:

•	SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.”

For additional information regarding this recent accounting development and others that may affect our future financial statements, see Note 3 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report.

Results of Operations

The following table and discussion relate to the three and six months ended June 30, 2008 and 2007 and is a summary of our results of operations for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In millions, except operating and price data)
Revenues (1)	$2,263.2	$1,610.8	$4,465.6	$3,059.8
Product purchases	2,023.1	1,438.3	4,024.5	2,708.6
Operating expenses	71.2	62.4	134.8	120.3
Depreciation and amortization expense	38.8	36.4	76.9	73.2
General and administrative expense	27.9	23.7	52.0	42.4
Gain on sales of assets	—	(0.3)	(4.4)	(0.1)

Income from operations	102.2	50.3	181.8	115.4
Interest expense, net	(23.7)	(34.0)	(49.2)	(78.0)
Gain on insurance claims	18.6	—	18.6	—
Equity in earnings of unconsolidated investments (2)	7.2	3.1	10.7	5.7
Minority interest / non-controlling interest	(30.2)	(9.9)	(57.5)	(16.9)
Income tax (expense) benefit	(27.9)	4.0	(39.8)	(3.2)

Net income	$46.2	$13.5	$64.6	$23.0

Financial data:
Operating margin (3)	$168.9	$110.1	$306.3	$230.9
Adjusted EBITDA (3)	137.6	76.3	229.3	167.1

Operating data:
Gathering throughput MMcf/d (4)	2,072.3	1,999.0	2,128.5	1,987.9
Plant natural gas inlet, MMcf/d (4)	2,020.7	1,954.5	2,081.9	1,946.2
Gross NGL production, MBbl/d	104.8	106.0	104.3	105.1
Natural gas sales, BBtu/d (4)	526.6	533.9	529.8	520.8
NGL sales, MBbl/d	285.9	296.4	301.7	298.6
Condensate sales, MBbl/d	3.7	4.1	3.7	3.7

Average realized prices:
Natural Gas, $/MMBtu
Average realized sales price	10.25	6.93	9.01	6.76
Impact of hedging	(0.14)	0.12	(0.01)	0.11

Average realized price	10.11	7.05	9.00	6.87

NGL, $/gal
Average realized sales price	1.57	1.08	1.52	1.02
Impact of hedging	(0.03)	—	(0.02)	—

Average realized price	1.54	1.08	1.50	1.02

Condensate, $/Bbl
Average realized sales price	119.20	61.65	107.38	58.77
Impact of hedging	(5.05)	0.83	(3.49)	1.32

Average realized price	114.15	62.48	103.89	60.09

(1)	Includes business interruption insurance revenue of $17.5 million for the three and six months ended June 30, 2008, and $5.2 million and $5.6 million for the three and six months ended June 30, 2007.

(2)	Includes business interruption insurance revenue of $4.1 million for the three and six months ended June 30, 2008, and $2.2 million for the three and six months ended June 30, 2007.
(3)	Operating margin is total operating revenues less product purchases and operating expense. Adjusted EBITDA is net income before interest, income taxes, depreciation and amortization and non-cash income or loss related to derivative instruments. See “—Non-GAAP Financial Measures.”
(4)	Gathering throughput represents the volume of natural gas gathered and passed through natural gas gathering pipelines from connections to producing wells and central delivery points. Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant. Plant natural gas inlet volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues increased by $652.4 million, or 41%, to $2,263.2 million for the three months ended June 30, 2008 compared to $1,610.8 million for the three months ended June 30, 2007. Revenues from the sale of natural gas increased by $142.3 million, consisting of an increase of $147.0 million due to higher realized prices, partially offset by a decrease of $4.7 million due to lower sales volumes. Revenues from the sale of NGLs increased by $472.1 million, consisting of an increase of $515.3 million due to higher realized prices, partially offset by a decrease of $43.2 million due to lower sales volumes. Revenues from the sale of condensate increased by $15.8 million, consisting of an increase of $17.6 million due to higher realized prices, partially offset by a decrease of $1.8 million due to lower sales volumes. Other revenues, which includes business interruption insurance revenue and revenues principally derived from fee-based services, increased by $22.2 million. The increase comprised $12.3 million in higher business interruption insurance revenue and $9.9 million in higher revenues for fee-based services.

Our average realized prices for natural gas increased by $3.06 per MMBtu (net of a $0.26 decrease due to hedging), or 43%, to $10.11 per MMBtu for the three months ended June 30, 2008 compared to $7.05 per MMBtu for the three months ended June 30, 2007. Average realized prices for NGLs increased by $0.46 per gallon (net of a $0.03 decrease due to hedging), or 43%, to $1.54 per gallon for the three months ended June 30, 2008 compared to $1.08 per gallon for the three months ended June 30, 2007. Our average realized price for condensate increased by $51.67 per Bbl (net of a $5.88 decrease due to hedging), or 83%, to $114.15 per Bbl for the three months ended June 30, 2008 compared to $62.48 per Bbl for the three months ended June 30, 2007.

Our natural gas sales volumes decreased by 7.3 BBtu/d, or 1%, to 526.6 BBtu/d for the three months ended June 30, 2008 compared to 533.9 BBtu/d for the three months ended June 30, 2007. NGL sales volumes decreased by 10.5 MBbl/d, or 4%, to 285.9 MBbl/d for the three months ended June 30, 2008 compared to 296.4 MBbl/d for the three months ended June 30, 2007. Condensate sales volumes decreased by 0.4 MBbl/d, or 10%, to 3.7 MBbl/d for the three months ended June 30, 2008 compared to 4.1 MBbl/d for the three months ended June 30, 2007. For information regarding the period to period changes in our commodity sales volumes, see “—Results of Operations—By Segment.”

Product purchases increased by $584.8 million, or 41%, to $2,023.1 million for the three months ended June 30, 2008 compared to $1,438.3 million for the three months ended June 30, 2007. See “—Results of Operations—By Segment” for an explanation of the components of the increase.

Operating expenses increased by $8.8 million, or 14%, to $71.2 million for the three months ended June 30, 2008 compared to $62.4 million for the three months ended June 30, 2007. See “Results of Operations—By Segment” for a detailed explanation of the components of the increase.

Depreciation and amortization expense increased by $2.4 million, or 7%, to $38.8 million for the three months ended June 30, 2008 compared to $36.4 million for the three months ended June 30, 2007. The increase is due to the addition of property, plant and equipment.

General and administrative expense increased by $4.2 million, or 18%, to $27.9 million for the three months ended June 30, 2008 compared to $23.7 million for the three months ended June 30, 2007. The increase primarily consisted of increases of $5.4 million in compensation related expenses and $0.4 million in miscellaneous expenses, partially offset by a decrease of $1.6 million in professional services fees.

Interest expense decreased by $10.3 million, or 30%, to $23.7 million for the three months ended June 30, 2008 compared to $34.0 million for the three months ended June 31, 2007. The decrease is primarily from lower outstanding debt during 2008.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues increased by $1,405.8 million, or 46%, to $4,465.6 million for the six months ended June 30, 2008 compared to $3,059.8 million for the six months ended June 30, 2007. Revenues from the sale of natural gas increased by $220.2 million, consisting of a $205.3 million increase due to higher realized prices, and a $14.9 million increase due to higher sales volumes. Revenues from the sale of NGLs increased by $1,127.7 million, consisting of increases of $1,091.1 million due to higher realized prices and $36.6 million due to higher sales volumes. Revenues from the sale of condensate increased by $29.5 million, consisting of an increase of $29.4 million due to higher realized prices and an increase of $0.1 million due to higher sales volumes. Other revenues, which includes business interruption insurance revenue and revenues principally derived from fee-based services, increased by $28.4 million. The increase comprised $11.9 million in higher business interruption insurance revenue and $16.5 million in higher revenues from fee-based services.

Our average realized price for natural gas increased by $2.13 per MMBtu (net of a $0.12 decrease due to hedging) , or 31%, to $9.00 per MMBtu for the six months ended June 30, 2008 compared to $6.87 per MMBtu for the six months ended June 30, 2007. Our average realized price for NGLs increased by $0.48 per gallon (net of a $0.02 decrease due to hedging), or 47%, to $1.50 per gallon for the six months ended June 30, 2008 compared to $1.02 per gallon for the six months ended June 30, 2007. Our average realized price for condensate increased by $43.80 per barrel (net of a $4.81 decrease due to hedging), or 73%, to $103.89 per Bbl for the six months ended June 30, 2008 compared to $60.09 per Bbl for the six months ended June 30, 2007.

Our natural gas sales volumes increased by 9.0 BBtu/d, or 2%, to 529.8 BBtu/d for the six months ended June 30, 2008 compared to 520.8 BBtu/d for the six months ended June 30, 2007. Our NGL sales volumes increased by 3.1 MBbl/d, or 1%, to 301.7 MBbl/d for the six months ended June 30, 2008 compared to 298.6 MBbl/d for the six months ended June 30, 2007. Our condensate sales volumes were flat for the six months ended June 30, 2008 compared to 3.7 MBbl/d for the six months ended June 30, 2007. For information regarding the period to period changes in our commodity sales volumes, see “Results of Operations—By Segment.”

Our product purchases increased by $1,315.9 million, or 49%, to $4,024.5 million for the six months ended June 30, 2008 compared to $2,708.6 million for the six months ended June 30, 2007. The increase is primarily due to higher product purchases and prices in the Natural Gas Gathering and Processing, NGL Distribution and Marketing, and Wholesale Marketing segments.

Our operating expenses increased by $14.5 million, or 12%, to $134.8 million for the six months ended June 30, 2008 compared to $120.3 million for the six months ended June 30, 2007. See “—Results of Operations—By Segment” for a more detailed explanation of the components of the increase.

Depreciation and amortization expense increased by $3.7 million, or 5%, to $76.9 million for the six months ended June 30, 2008 compared to $73.2 million for the six months ended June 30, 2007. The increase is due to the addition of property, plant and equipment.

General and administrative expense increased by $9.6 million, or 23%, to $52.0 million for the six months ended June 30, 2008 compared to $42.4 million for the six months ended June 30, 2007. The increase primarily consisted of increases of $8.2 million in compensation related expenses and $1.6 million in professional services fees, partially offset by a decrease of $0.2 million in miscellaneous expenses.

Interest expense decreased by $28.8 million, or 37%, to $49.2 million for the six months ended June 30, 2008 compared to $78.0 million for the six months ended June 31, 2007. The decrease is primarily from lower outstanding debt during 2008.

Results of Operations—By Segment

Natural Gas Gathering and Processing Segment

The following table provides summary financial data regarding results of operations in our Natural Gas Gathering and Processing segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In millions, except operating and price data)
Operating statistics: (1)
Gathering throughput, MMcf/d	2,072.3	1,999.0	2,128.5	1,987.9
Plant natural gas inlet, MMcf/d	2,020.7	1,954.5	2,081.9	1,946.2
Gross NGL production, MBbl/d	104.8	106.0	104.3	105.1
Natural gas sales, BBtu/d	546.2	552.7	548.2	537.1
NGL sales, MBbl/d	91.5	91.0	90.5	90.1
Condensate sales, MBbl/d	5.0	5.4	5.0	5.1

Natural gas, $/MMBtu
Average realized sales price	10.27	6.95	9.03	6.75
Impact of hedging	(0.13)	0.11	(0.01)	0.13

Average realized price	10.14	7.06	9.02	6.88

NGLs, $/gal
Average realized sales price	1.50	1.00	1.41	0.91
Impact of hedging	(0.08)	(0.01)	(0.07)	—

Average realized price	1.42	0.99	1.34	0.91

Condensate, $/Bbl
Average realized sales price	109.99	59.17	98.72	55.52
Impact of hedging	(3.75)	0.62	(2.58)	0.96

Average realized price	106.24	59.79	96.14	56.48

Revenues (2)	$1,059.5	$730.3	$1,932.7	$1,353.1
Product purchases	(908.2)	(604.7)	(1,638.6)	(1,107.3)
Operating expenses	(34.7)	(28.6)	(64.9)	(57.6)

Operating margin (3)	$116.6	$97.0	$229.2	$188.2

Equity in earnings of VESCO (4)	$6.4	$2.3	$8.7	$3.5

(1)	Segment operating statistics include the effect of intersegment sales, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the period and the denominator is the number of calendar days during the period.
(2)	Includes business interruption insurance revenue of $2.6 million for the three and six months ended June 30, 2008, and $0.8 million and $0.9 for the three and six months ended June 30, 2007.
(3)	See “—Non-GAAP Financial Measures.”
(4)	Includes business interruption insurance revenue of $4.1 million for the three and six months ended June 30, 2008, and $2.2 million for the three and six months ended June 30, 2007.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues increased by $329.2 million, or 45%, to $1,059.5 million for the three months ended June 30, 2008 compared to $730.3 million for the three months ended June 30, 2007. The increase was primarily due to:

•

an increase in realized commodity prices that increased revenues by $328.6 million, consisting of increases in natural gas, NGL and condensate revenues of $153.1 million, $154.2 million and $21.3 million, respectively;

•

a decrease attributable to volumes of $4.6 million, consisting of decreases due to lower natural gas and condensate volumes of $4.2 million and $2.0 million, respectively, offset by an increase due to higher NGL volumes of $1.6 million; and

•	an increase in other revenues of $5.2 million.

Our average realized price for natural gas increased by $3.08 per MMBtu (net of a $0.24 decrease due to hedging), or 44%, to $10.14 per MMBtu for the three months ended June 30, 2008 compared to $7.06 per MMBtu for the three months ended June 30, 2007. Our average realized price for NGL increased by $0.43 per gallon (net of a $0.07 decrease due to hedging), or 43%, to $1.42 per gallon for the three months ended June 30, 2008 compared to $0.99 per gallon for the three months ended June 30, 2007. Our average realized price for condensate increased by $46.45 per Bbl (net of a $4.37 decrease due to hedging), or 78%, to $106.24 per Bbl for the three months ended June 30, 2008 compared to $59.79 per barrel for the three months ended June 30, 2007.

Our natural gas sales volumes decreased by 6.5 BBtu/d, or 1%, to 546.2 BBtu/d for the three months ended June 30, 2008 compared to 552.7 BBtu/d for the three months ended June 30, 2007. Our NGL sales volumes increased by 0.5 MBbl/d, or 1%, to 91.5 MBbl/d for the three months ended June 30, 2008 compared to 91.0 MBbl/d for the three months ended June 30, 2007. Our condensate sales volumes decreased by 0.4 MBbl/d, or 7%, to 5.0 MBbl/d for the three months ended June 30, 2008 compared to 5.4 MBbl/d for the three months ended June 30, 2007.

Product purchases increased by $303.5 million, or 50%, to $908.2 million for the three months ended June 30, 2008 compared to $604.7 million for the three months ended June 30, 2007. The increase was due primarily to higher commodity prices, including higher spot price purchases for industrial sales.

Operating expenses increased $6.1 million, or 21%, to $34.7 million for the three months ended June 30, 2008 compared to $28.6 million for the three months ended June 30, 2007. The increase was primarily from:

•	increased compensation costs of $1.5 million;

•	a $2.0 million increase in costs for chemicals, lube oils and utilities; and

•	increased maintenance expenses of $1.9 million.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues increased by $579.6 million, or 43%, to $1,932.7 million for the six months ended June 30, 2008 compared to $1,353.1 million for the six months ended June 30, 2007. This increase was primarily due to:

•

an increase in realized commodity prices that increased revenues by $548.3 million, consisting of increases in natural gas, NGL and condensate revenues of $213.4 million, $298.9 million and $36.0 million, respectively;

•

an increase attributable to volumes of $23.3 million, consisting of increases due to higher natural gas and NGL volumes of $17.5 million and $6.3 million, respectively; and a decrease of $0.5 million for condensate; and

•	an increase in other revenues of $8.0 million.

Our average realized price for natural gas increased by $2.14 per MMBtu (net of a $0.14 decrease due to hedging), or 31%, to $9.02 per MMBtu for the six months ended June 30, 2008 compared to $6.88 per MMBtu for the six months ended June 30, 2007. Our average realized price for NGLs increased by $0.43 per gallon (net of a $0.07 decrease due to hedging), or 47%, to $1.34 per gallon for the six months ended June 30, 2008 compared to $0.91 per gallon for the six months ended June 30, 2007. Our average realized price for condensate increased by $39.66 per Bbl (net of a $3.54 decrease due to hedging), or 70%, to $96.14 per Bbl for the six months ended June 30, 2008 compared to $56.48 per barrel for the six months ended June 30, 2007.

Our natural gas sales volumes increased by 11.1 BBtu/d, or 2%, to 548.2 BBtu/d for the six months ended June 30, 2008 compared to 537.1 BBtu/d for the six months ended June 30, 2007. Our NGL sales volumes increased by 0.4 MBbl/d, or less than 1%, to 90.5 MBbl/d for the six months ended June 30, 2008 compared to 90.1 MBbl/d for the six months ended June 30, 2007. Our condensate sales volumes decreased by 0.1 MBbl/d, or 2%, to 5.0 MBbl/d for the six months ended June 30, 2008 compared to the $5.1 MBbl/d for the six months ended June 30, 2007.

Product purchases increased by $531.3 million, or 48%, to $1,638.6 million for the six months ended June 30, 2008 compared to $1,107.3 million for the six months ended June 30, 2007. The increase in product purchases for the six months ended June 30, 2008 was due primarily to higher commodity prices, including higher spot price purchases for industrial sales.

Operating expenses increased by $7.3 million, or 13%, to $64.9 million for the six months ended June 30, 2008 compared to $57.6 million for the six months ended June 30, 2007. The increase was primarily from:

•	increased compensation costs of $2.4 million;

•	a $1.9 million increase in costs for chemicals, lube oils and utilities; and

•	increased maintenance expenses of $1.6 million.

Logistics Assets Segment

The following table provides summary financial data regarding results of operations of our Logistics Assets segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In millions, except operating data)
Fractionation volumes, MBbl/d	235.2	226.3	225.6	194.7
Treating volumes, MBbl/d (1)	21.4	2.6	18.2	1.3
Revenues from services	$64.6	$49.4	$115.3	$91.8
Other revenues (2)	1.1	0.6	1.5	0.9

	65.7	50.0	116.8	92.7
Operating expenses	(54.1)	(45.1)	(98.4)	(76.4)

Operating margin (3)	$11.6	$4.9	$18.4	$16.3

Equity in earnings of GCF	$0.8	$0.9	$1.9	$2.1

(1)	Consists of the volumes treated in our low sulfur natural gasoline unit, which began commercial operations in June 2007.
(2)	Includes business interruption insurance revenue of $0.4 million for the three and six months ended June 30, 2008.
(3)	See “—Non-GAAP Financial Measures.”

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues from services (fractionation, terminalling and storage, transportation and treating) increased by $15.2 million, or 31%, to $64.6 million for the three months ended June 30, 2008 compared to $49.4 million for the three months ended June 30, 2007. The increase was primarily from:

•	higher fractionation rates and volumes;

•	an increase in revenues from our low sulfur natural gasoline (“LSNG”) plant, which commenced commercial operations in June 2007; and

•	an increase in commercial transportation revenues due to increased trucking activity as a result of pipeline allocations.

Operating expenses increased by $9.0 million, or 20%, to $54.1 million for the three months ended June 30, 2008 compared to $45.1 million for the three months ended June 30, 2007. The increase was primarily due to:

•	increased fuel and electricity expense due to higher natural gas prices and higher fractionation volumes;

•	an increase in operating expense at our LSNG plant, which operated for only one month during the three months ended June 30, 2007; and

•	increased commercial transportation expenses primarily due to increased truck activity.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues from services (fractionation, terminalling and storage, transportation and treating) increased by $23.5 million, or 26%, to $115.3 million for the six months ended June 30, 2008 compared to $91.8 million for the six months ended June 30, 2007. The increase was primarily from:

•	higher fractionation rates and volumes; and

•	an increase in revenues from our LSNG plant, which commenced commercial operations in June 2007.

Operating expenses increased by $22.0 million, or 29%, to $98.4 million for the six months ended June 30, 2008 compared to $76.4 million for the six months ended June 30, 2007. The increase was primarily due to:

•	increased fuel and electricity expenses primarily due to higher natural gas prices and higher fractionation volumes;

•	an increase in operating expenses at our LSNG plant, which operated for only one month during the six months ended June 30, 2007;

•	a net decrease in storage cavern emptying gains; and

•	third-party fractionation and operating expenses due to the first quarter 2008 scheduled maintenance at our Cedar Bayou Fractionator.

NGL Distribution and Marketing Services Segment

The following table provides summary financial data regarding results of operations of our NGL Distribution and Marketing Services segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In millions, except operating and price data)
NGL sales, MBbl/d	252.3	257.4	257.3	254.9
NGL realized price, $/gal	1.55	1.06	1.48	0.99
NGL sales revenues	$1,491.6	$1,045.2	$2,910.4	$1,926.5
Other revenues (1)	9.3	4.4	10.1	5.5

	1,500.9	1,049.6	2,920.5	1,932.0
Product purchases	(1,468.5)	(1,043.0)	(2,879.3)	(1,913.0)
Operating expenses	(0.5)	(0.6)	(1.0)	(1.3)

Operating margin (2)	$31.9	$6.0	$40.2	$17.7

(1)	Includes business interruption insurance revenue of $8.6 million and $3.7 million for the three months ended June 30, 2008 and 2007, and $8.6 million and $3.9 million for the six months ended June 30, 2008 and 2007.
(2)	See “—Non-GAAP Financial Measures.”

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Our NGL sales revenues increased by $446.4 million, or 43%, to $1,491.6 million for the three months ended June 30, 2008 compared to $1,045.2 million for the three months ended June 30, 2007. The increase comprised a $467.0 million increase from higher average sales prices, partially offset by a $20.6 million decrease from lower sales volumes.

Other revenues, which consists primarily of business interruption insurance revenue, increased by $4.9 million.

Product purchases increased by $425.5 million, or 41%, to $1,468.5 for the three months ended June 30, 2008 compared to $1,043.0 million for the three months ended June 30, 2007. The increase consisted of a $446.1 million increase due to higher commodity prices, partially offset by a $20.6 million decrease from lower purchased volumes.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Our NGL sales revenues increased by $983.9 million, or 51%, to $2,910.4 million for the six months ended June 30, 2008 compared to $1,926.5 million for the six months ended June 30, 2007. The increase comprised a $955.0 million increase from higher average sales prices and a $28.9 million increase from higher sales volumes.

Other revenues, which consists primarily of business interruption insurance revenue, increased by $4.6 million.

Product purchases increased by $966.3 million, or 51%, to $2,879.3 million for the six months ended June 30, 2008 compared to $1,913.0 million for the six months ended June 30, 2007. The increase comprised a $937.6 million increase due to higher commodity prices and a $28.7 million increase from higher purchased volumes.

Wholesale Marketing Segment

The following table provides summary financial data regarding results of operations of our Wholesale Marketing segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In millions, except operating and price data)
NGL sales, MBbl/d	46.5	47.4	66.7	63.8
NGL realized price, $/gal	1.75	1.19	1.68	1.15

NGL sales revenues	$311.4	$215.9	$854.7	$557.8
Other revenues (1)	5.9	0.9	6.0	1.1

	317.3	216.8	860.7	558.9
Product purchases	(308.5)	(214.6)	(842.2)	(550.2)
Operating expenses	—	—	—	—

Operating margin (2)	$8.8	$2.2	$18.5	$8.7

(1)	Includes business interruption insurance revenue of $5.9 million and $0.7 million for the three months ended June 30, 2008 and 2007, and $5.9 million and $0.8 million for the six months ended June 30, 2008 and 2007.
(2)	See “—Non-GAAP Financial Measures.”

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

NGL sales revenue increased by $95.5 million, or 44%, to $311.4 million for the three months ended June 30, 2008 compared to $215.9 million for the three months ended June 30, 2007. The increase comprised a $99.3 million increase due to higher average sales prices, partially offset by a $3.8 million decrease due to lower sales volumes. The decrease in sales volumes was primarily attributable to a contract expiration and a supply disruption to a customer’s refinery.

Other revenues, which consisted primarily of business interruption insurance revenue, increased by $5.0 million.

Product purchases increased by $93.9 million, or 44%, to $308.5 million for the three months ended June 30, 2008 compared to $214.6 million for the three months ended June 30, 2007. The increase comprised a $97.6 million increase due to higher average commodity prices, partially offset by a $3.7 million decrease due to lower purchased volumes.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

NGL sales revenues increased by $296.9 million, or 53%, to $854.7 million for the six months ended June 30, 2008 compared to $557.8 million for the six months ended June 30, 2007. Higher average sales prices and volumes increased revenue by $268.5 million and $28.4 million, respectively.

Other revenues, which consisted primarily of business interruption insurance revenue, increased by $4.9 million.

Product purchases increased by $292.0 million, or 53%, to $842.2 million for the three months ended June 30, 2008 compared to $550.2 million for the three months ended June 30, 2007. The increase consisted of a $264.0 million increase due to higher average commodity prices and a $28.0 million increase from higher purchased volumes.

Hurricane Update

Certain of our Louisiana and Texas facilities sustained damage during the 2005 hurricane season from two Gulf Coast hurricanes—Katrina and Rita. All repairs at our plant facilities have been completed, other than at VESCO, which will be completed in the third quarter of 2008.

We have submitted all business interruption claims for our losses caused by the hurricanes, and continue to work through the adjustment process to bring these claims to a final resolution. We recognize income from business interruption insurance claims in our consolidated statements of operations and comprehensive income in the period that a proof of loss is executed and submitted to the insurers for payment. This income recognition criterion has resulted in and will likely continue to result in business interruption insurance recoveries being recorded in periods subsequent to the periods that we experience lost income from the affected property, resulting in fluctuations in our net income that may reduce the comparability of reported quarterly and annual results for some periods into the future.

During 2008, we received $47.9 million and $21.6 million related to property damage and business interruption insurance claims, respectively, most of which was in connection with the final resolution of our claims related to Katrina under the onshore property insurance program.

Liquidity and Capital Resources

Our ability to finance our operations, including funding capital expenditures and acquisitions, to meet our indebtedness obligations, to refinance our indebtedness or to meet our collateral requirements will depend on our ability to generate cash in the future. Our ability to generate cash is subject to a number of factors, some of which are beyond our control, including weather, commodity prices, particularly for natural gas and NGLs, and our ongoing efforts to manage operating costs and maintenance capital expenditures, as well as general economic, financial, competitive, legislative, regulatory and other factors. See “Item 1A. Risk Factors” in this Quarterly Report and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Historically, our cash generated from operations has been sufficient to finance our operating expenditures and non-acquisition related capital expenditures. Based on our anticipated levels of operations and absent any disruptive events, we believe that internally generated cash flow and borrowings available under our senior secured credit facilities should provide sufficient resources to finance our operations, non-acquisition related capital expenditures, hurricane-related repair expenditures, long-term indebtedness obligations and collateral requirements for at least the next year.

A significant portion of our capital resources are utilized in the form of cash and letters of credit to satisfy counterparty collateral demands. These counterparty collateral demands reflect our non-investment grade status and counterparties’ views of our financial condition and ability to satisfy our performance obligations, as well as commodity prices and other factors. As of June 30, 2008, total outstanding letter of credit postings by us and the Partnership were $261.7 million and $41.3 million, respectively.

Our derivative contracts do not have margin requirements or collateral provisions that could require posting of margin prior to the scheduled cash settlement date. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2007.

Contractual Obligations. In June 2008, the Partnership issued $250 million aggregate principal amount of senior unsecured notes. The proceeds from the offering were used to reduce outstanding indebtedness under the Partnership’s senior secured credit facility. The interest rate on the senior unsecured notes is fixed at 8.25% with interest to be paid on January 1 and July 1 of each year and the senior unsecured notes mature on July 1, 2016.

Available Credit. As of June 30, 2008, we had $250.0 million in availability under our senior secured revolving credit facility and $38.3 million in availability under our senior secured synthetic letter of credit facility. In addition, the Partnership had $483.7 million in availability under its senior secured credit facility, after giving effect to outstanding borrowings of $325.0 million, and the issuance of $41.3 million of letters of credit.

Capital Requirements. The midstream energy business can be capital intensive, requiring significant investment to maintain and upgrade existing operations. A significant portion of the cost of constructing new gathering lines to connect to our gathering system is generally paid for by the natural gas producer. However, we expect to continue to incur significant expenditures throughout 2008 related to the expansion of our natural gas gathering and processing infrastructure.

We estimate that our total capital expenditures for 2008 will be approximately $184 million. Given our objective of growth through acquisitions, expansions of existing assets and other internal growth projects, we anticipate that we will invest significant amounts of capital to grow and acquire assets. Expansion capital expenditures may vary significantly based on investment opportunities.

We expect to fund future capital expenditures with funds generated from our operations, borrowings under our senior secured credit facility, the issuance of additional units by the Partnership and debt offerings.

Cash Flow

Net cash provided by or used in operating activities, investing activities and financing activities for the periods presented were as follows:

	Six Months Ended June 30,
	2008	2007
	(In millions)
Net cash provided by (used in):
Operating activities	$331.9	$134.3
Investing activities	(25.7)	(58.6)
Financing activities	(117.9)	(38.4)

Operating Activities. Net cash provided by operating activities was $331.9 million for the six months ended June 30, 2008 compared to $134.3 million for the six months ended June 30, 2007. Changes in operating assets and liabilities provided $165.4 million in cash during the six months ended June 30, 2008, compared to providing $36.4 million in cash during the six months ended June 30, 2007. The increase is primarily from cash receipts related to property damage insurance claims and the timing of accounts receivable collections.

Investing Activities. Net cash used in investing activities was $25.7 million for the six months ended June 30, 2008 compared to $58.6 million for the six months ended June 30, 2007. The $32.9 million decrease was primarily due to the timing of property damage insurance receipts, which were $48.3 million and $12.5 million during the six months ended June 30, 2008 and 2007, respectively.

Financing Activities. Net cash used in financing activities was $117.9 million for the six months ended June 30, 2008 compared to $38.4 million for the six months ended June 30, 2007. During the six months ended June 30, 2008, we distributed $53.8 million in cash to Targa Investments. In addition, the Partnership reduced its outstanding indebtedness by $51.3 million.

Non-GAAP Financial Measures

For a complete discussion of the measures that management uses to evaluate our operations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Evaluate our Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Our operating margin by segment and in total is as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In millions)
Natural Gas Gathering and Processing	$116.6	$97.0	$229.2	$188.2
Logistics Assets	11.6	4.9	18.4	16.3
NGL Distribution and Marketing Services	31.9	6.0	40.2	17.7
Wholesale Marketing	8.8	2.2	18.5	8.7

	$168.9	$110.1	$306.3	$230.9

The following tables reconcile the non-GAAP financial measures used by management to their most directly comparable GAAP measures for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In millions)
Reconciliation of Operating Margin to net income:
Net income	$46.2	$13.5	$64.6	$23.0
Add:
Depreciation and amortization expense	38.8	36.4	76.9	73.2
Income tax expense (benefit)	27.9	(4.0)	39.8	3.2
Other, net	4.4	6.5	23.8	11.1
Interest expense, net	23.7	34.0	49.2	78.0
General and administrative	27.9	23.7	52.0	42.4

Operating Margin	$168.9	$110.1	$306.3	$230.9

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In millions)
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$109.9	$13.3	$331.9	$134.3
Interest expense, net (excluding amortization)	21.6	32.2	45.1	69.0
Current income tax expense	0.3	0.7	1.2	0.7
Changes in operating working capital which used (provided) cash:
Accounts receivable and other assets	108.9	57.7	(100.8)	15.6
Inventory	27.5	18.5	(35.6)	(34.7)
Accounts payable and other liabilities	(150.1)	(45.9)	(28.9)	(17.3)
Other, net	19.5	(0.2)	16.4	(0.5)

Adjusted EBITDA	$137.6	$76.3	$229.3	$167.1

Reconciliation of Adjusted EBITDA to net income:
Net income	$46.2	$13.5	$64.6	$23.0
Add:
Interest expense, net	23.7	34.0	49.2	78.0
Income tax expense (benefit)	27.9	(4.0)	39.8	3.2
Depreciation and amortization	38.8	36.4	76.9	73.2
Non-cash loss (gain) related to derivative instruments	1.0	(3.6)	(1.2)	(10.3)

Adjusted EBITDA	$137.6	$76.3	$229.3	$167.1

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Our payment obligations in connection with substantially all of these hedging transactions, and any additional credit exposure due to a rise in natural gas and NGL prices relative to the fixed prices set forth in the hedges, are secured by a first priority lien in the collateral securing our senior secured indebtedness that ranks equal in right of payment with liens granted in favor of our senior secured lenders. As long as this first priority lien is in effect, we expect to have no obligation to post cash, letters of credit or other additional collateral to secure these hedges at any time even if our counterparty’s exposure to our credit increases over the term of the hedge as a result of higher commodity prices or because there has been a change in our creditworthiness. A purchased put (or floor) transaction does not create credit exposure to us for our counterparties.

For the three and six months ended June 30, 2008, our hedging activities decreased operating revenues by $36.4 million and $52.4 million, respectively. For the same periods in 2007, our hedging activities increased operating revenues by $0.8 million and $14.0 million.

As of June 30, 2008, we had the following hedge arrangements which will settle during the years ended December 31, 2008 through 2012 (except as indicated otherwise, the 2008 volumes reflect daily volumes for the period from July 1, 2008 through December 31, 2008):

Natural Gas

Instrument Type	Index	Avg. Price $/MMBtu	MMBtu per day					(In thousands) Fair Value
			2008	2009	2010	2011	2012
Natural Gas Sales
Swap	IF-Waha	6.96	21,918	—	—	—	—	$(20,100)
Swap	IF-Waha	6.62	—	21,918	—	—	—	(37,156)
Swap	IF-Waha	7.40	—	—	9,300	—	—	(9,204)
Swap	IF-Waha	7.36	—	—	—	5,500	—	(4,715)
Swap	IF-Waha	7.18	—	—	—	—	5,500	(4,949)

			21,918	21,918	9,300	5,500	5,500	$(76,124)

NGLs

Instrument Type	Index	Avg. Price $/gal	Barrels per day					(In thousands) Fair Value
			2008	2009	2010	2011	2012
NGL Sales
Swap	OPIS-MB	0.81	3,547	—	—	—	—	$(26,986)
Swap	OPIS-MB	0.79	—	3,347	—	—	—	(38,682)
Swap	OPIS-MB	0.87	—	—	2,750	—	—	(22,625)
Swap	OPIS-MB	0.91	—	—	—	1,550	—	(11,395)
Swap	OPIS-MB	0.92	—	—	—	—	1,250	(8,555)

Total Swaps			3,547	3,347	2,750	1,550	1,250	(108,243)

Floors	OPIS-MB	1.76	—	—	—	107	—	213
Floors	OPIS-MB	1.75	—	—	—	—	125	289

Total Floors			—	—	—	107	125	502

								$(107,741)

As of June 30, 2008, the Partnership had the following hedge arrangements which will settle during the years ended December 31, 2008 through 2012 (except as indicated otherwise, the 2008 volumes reflect daily volumes for the period from July 1, 2008 through December 31, 2008.):

Natural Gas

	Index	Avg. Price $/MMBtu	MMBtu per day					(In thousands) Fair Value
Instrument Type			2008	2009	2010	2011	2012
Natural Gas Purchases
Swap	NY-HH	8.43	1,350	—	—	—	—	$1,258

			1,350	—	—	—	—	1,258

Natural Gas Sales
Swap	IF-HSC	8.09	2,328	—	—	—	—	(2,143)
Swap	IF-HSC	7.39	—	1,966	—	—	—	(3,236)

			2,328	1,966	—	—	—	(5,379)

Swap	IF-NGPL MC	8.43	6,964	—	—	—	—	(4,088)
Swap	IF-NGPL MC	8.02	—	6,256	—	—	—	(7,016)
Swap	IF-NGPL MC	7.43	—	—	5,685	—	—	(5,536)
Swap	IF-NGPL MC	7.34	—	—	—	2,750	—	(2,316)
Swap	IF-NGPL MC	7.18	—	—	—	—	2,750	(2,310)

			6,964	6,256	5,685	2,750	2,750	(21,265)

Swap	IF-Waha	8.20	7,389	—	—	—	—	(5,101)
Swap	IF-Waha	7.61	—	6,936	—	—	—	(9,380)
Swap	IF-Waha	7.38	—	—	5,709	—	—	(5,699)
Swap	IF-Waha	7.36	—	—	—	3,250	—	(2,786)
Swap	IF-Waha	7.18	—	—	—	—	3,250	(2,924)

			7,389	6,936	5,709	3,250	3,250	(25,890)

Total Swaps			16,681	15,158	11,394	6,000	6,000	(51,276)

Floor	IF-NGPL MC	6.55	1,000	—	—	—	—	1
Floor	IF-NGPL MC	6.55	—	850	—	—	—	29

			1,000	850	—	—	—	30

Floor	IF-Waha	6.85	670	—	—	—	—	1
Floor	IF-Waha	6.55	—	565	—	—	—	17

			670	565	—	—	—	18

Total Floors			1,670	1,415	—	—	—	48

								$(51,227)

NGLs

Instrument Type	Index	Avg. Price $/gal	Barrels per day					(in thousands) Fair Value
			2008	2009	2010	2011	2012

NGL Sales
Swap	OPIS-MB	1.01	7,095	—	—	—	—	$(45,341)
Swap	OPIS-MB	0.96	—	6,248	—	—	—	(62,001)
Swap	OPIS-MB	0.91	—	—	4,809	—	—	(40,124)
Swap	OPIS-MB	0.92	—	—	—	3,400	—	(26,650)
Swap	OPIS-MB	0.92	—	—	—	—	2,700	(19,612)

Total Swaps			7,095	6,248	4,809	3,400	2,700	(193,728)

Floors	OPIS-MB	1.73	—	—	—	365	—	860
Floors	OPIS-MB	1.72	—	—	—	—	422	957

Total Floors			—	—	—	365	422	1,817

								$(191,911)

Condensate

Instrument Type	Index	Avg. Price $/Bbl	Barrels per day					(in thousands) Fair Value
			2008	2009	2010	2011	2012

Condensate Sales
Swap	NY-WTI	67.19	384	—	—	—	—	$(4,922)
Swap	NY-WTI	69.00	—	322	—	—	—	(7,937)
Swap	NY-WTI	68.10	—	—	301	—	—	(6,821)

Total Swaps			384	322	301	—	—	(19,680)

Floor	NY-WTI	60.50	55	—	—	—	—	0
Floor	NY-WTI	60.00	—	50	—	—	—	3

Total Floors			55	50	—	—	—	3

								$(19,677)

These contracts may expose us to the risk of financial loss in certain circumstances. Our hedging arrangements provide us protection on the hedged volumes if prices decline below the prices at which these hedges are set. If prices rise above the prices at which we have hedged, we will receive less revenue on the hedged volumes than we would receive in the absence of hedges.

Interest Rate Risk

We are exposed to changes in interest rates primarily as a result of variable rate debt under our senior secured credit facilities. To the extent that interest rates increase, interest expense on our revolving debt will also increase. As of June 30, 2008, we had approximately $1,353 million of indebtedness, of which $500 million was at fixed interest rates and $853 million was at variable interest rates. Because of the interest rate risk, the Partnership had the following open interest rate swaps as of June 30, 2008:

Effective Date	Expiration Date	Rate	Notional Amount
			(In thousands)
12/13/2007	01/24/2011	4.0775%	$50,000
12/18/2007	01/24/2011	4.2100%	50,000
12/21/2007	01/24/2012	4.0750%	50,000
12/21/2007	01/24/2012	4.0750%	50,000
01/09/2008	01/24/2012	3.6990%	50,000
01/11/2008	01/24/2012	3.6400%	50,000

Each swap fixes the three month LIBOR rate, as indicated for the specified notional amounts outstanding over the term of each swap agreement. The fair value of the Partnership’s outstanding interest rate swaps was a liability of $0.9 million as of June 30, 2008. We have designated all interest rate swaps as cash flow hedges. Accordingly, unrealized gains and losses relating to the interest rate swaps are recorded in OCI until the interest expense on the related debt is recognized in earnings. A hypothetical increase of 100 basis points in the underlying interest rate, after taking into account these interest rate swaps, would increase our annual interest expense by $5.5 million.

Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our customers. We monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy. On July 18, 2008, SemGroup LP filed for bankruptcy protection. As of June 30, 2008, we recognized a reserve of $4.6 million for product delivered and subject to the bankruptcy. During the third quarter, we will record an additional reserve of $2.4 million for product delivered subsequent to June 30, 2008.

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

There has been no change in our internal control over financial reporting during the three and six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information required for this item is provided in Note 12, Commitments and Contingencies included in the notes to the consolidated financial statements included under Part I, Item 1, which is incorporated by reference into this item.

Item 1A.	Risk Factors

For an in-depth discussion of our risk factors, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to the risk factors included therein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number		Description
3.1	—	Amended and Restated Certificate of Incorporation of Targa Resources, Inc. (incorporated by reference to Exhibit 3.1 to Targa Resources, Inc.’s Registration Statement on Form S-4 filed October 31, 2007 (File No. 333-147066)).

3.2	—	Amended and Restated Bylaws of Targa Resources, Inc. (incorporated by reference to Exhibit 3.2 to Targa Resources, Inc.’s Registration Statement on Form S-4 filed October 31, 2007 (File No. 333-147066)).

3.3	—	Certificate of Incorporation of Targa Resources Finance Corporation (incorporated by reference to Exhibit 3.3 to Targa Resources, Inc.’s Registration Statement on Form S-4 filed October 31, 2007 (File No. 333-147066)).

3.4	—	Certificate of Amendment of the Certificate of Incorporation of Targa Resources Finance Corporation (incorporated by reference to Exhibit 3.4 to Targa Resources, Inc.’s Registration Statement on Form S-4 filed October 31, 2007 (File No. 333-147066)).

3.5	—	Bylaws of Targa Resources Finance Corporation (incorporated by reference to Exhibit 3.5 to Targa Resources, Inc.’s Registration Statement on Form S-4 filed October 31, 2007 (File No. 333-147066)).

4.1*	—	Indenture dated June 18, 2008, among Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the Guarantors named therein and U.S. Bank National Association.

Exhibit Number		Description
4.2*	—	Registration Rights Agreement dated June 18, 2008, among Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the Guarantors named therein and the initial purchasers named therein.

10.1*	—	Commitment Increase Supplement, dated June 18, 2008, by and among Targa Resources Partners LP, Bank of America, N.A. and the other parties signatory thereto.

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Targa Resources, Inc. (Registrant)

By:	/s/ JOHN ROBERT SPARGER
John Robert Sparger
Senior Vice President and Chief Accounting Officer
(Authorized signatory and Principal Accounting Officer)

Date: August 11, 2008

Exhibit Index

Exhibit Number		Description
3.1	—	Amended and Restated Certificate of Incorporation of Targa Resources, Inc. (incorporated by reference to Exhibit 3.1 to Targa Resources, Inc.’s Registration Statement on Form S-4 filed October 31, 2007 (File No. 333-147066)).

3.2	—	Amended and Restated Bylaws of Targa Resources, Inc. (incorporated by reference to Exhibit 3.2 to Targa Resources, Inc.’s Registration Statement on Form S-4 filed October 31, 2007 (File No. 333-147066)).

3.3	—	Certificate of Incorporation of Targa Resources Finance Corporation (incorporated by reference to Exhibit 3.3 to Targa Resources, Inc.’s Registration Statement on Form S-4 filed October 31, 2007 (File No. 333-147066)).

3.4	—	Certificate of Amendment of the Certificate of Incorporation of Targa Resources Finance Corporation (incorporated by reference to Exhibit 3.4 to Targa Resources, Inc.’s Registration Statement on Form S-4 filed October 31, 2007 (File No. 333-147066)).

3.5	—	Bylaws of Targa Resources Finance Corporation (incorporated by reference to Exhibit 3.5 to Targa Resources, Inc.’s Registration Statement on Form S-4 filed October 31, 2007 (File No. 333-147066)).

4.1*	—	Indenture dated June 18, 2008, among Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the Guarantors named therein and U.S. Bank National Association.

4.2*	—	Registration Rights Agreement dated June 18, 2008, among Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the Guarantors named therein and the initial purchasers named therein.

10.1*	—	Commitment Increase Supplement, dated June 18, 2008, by and among Targa Resources Partners LP, Bank of America, N.A. and the other parties signatory thereto.

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith