Form 10-Q
period 2009-03-31
Targa Resources, Inc.
filed 2009-05-08
CIK 1389168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
(713) 584-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☑    Smaller reporting company ☐
                     (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As generally used in the energy industry and in this Quarterly Report on Form 10-Q (“Quarterly Report”), the identified terms have the following meanings:

Bbl	Barrel(s)
BBtu	Billion British thermal unit(s)
Btu	British thermal unit, a measure of heating value
/d	Per day
Gal	Gallon(s)
MBbl	Thousand barrels
MMBtu	Million British thermal units
MMcf	Million cubic feet
NGL(s)	Natural gas liquid(s)

Price Index Definitions
IF-HSC	Inside FERC Gas Market Report, Houston Ship Channel/Beaumont, Texas
IF-NGPL MC	Inside FERC Gas Market Report, Natural Gas Pipeline, Mid-Continent
IF-Waha	Inside FERC Gas Market Report, West Texas Waha
IF-PB	Inside FERC Gas Market Report, Permian Basin
NY-HH	NYMEX, Henry Hub Natural Gas
NY-WTI	NYMEX, West Texas Intermediate Crude Oil
OPIS-MB	Oil Price Information Service, Mont Belvieu, Texas

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

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. These risks and uncertainties many of which are beyond our control include, but are not limited to the risks set forth in “Item 1A. Risk Factors” as well as the following:

•	our ability to access the debt and equity markets, which will depend on general market conditions and the credit ratings for our debt obligations;

•	the amount of collateral required to be posted from time to time in our transactions;

•	our success in risk management activities, including the use of derivative financial instruments to hedge commodity and interest rate risks;

•	the level of creditworthiness of counterparties to transactions;

•	changes in laws and regulations, particularly with regard to taxes, safety and protection of the environment;

•	the timing and extent of changes in natural gas, natural gas liquids and other commodity prices, interest rates and demand for our services;

•	weather and other natural phenomena;

•	industry changes, including the impact of consolidations and changes in competition;

•	our ability to obtain necessary licenses, permits and other approvals;

•
the level and success of crude oil and natural gas drilling around our assets, and our success in connecting natural gas supplies to our gathering and processing systems, and NGL supplies to our logistics and marketing facilities;

•	our ability to grow through acquisitions or internal growth projects, and the successful integration and future performance of such assets;

•	general economic, market and business conditions; and

•	the risks described in this Quarterly Report on form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2008.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report will prove to be accurate. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described under the heading Risk Factors in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2008. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TARGA RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$370,283	$362,769
Trade receivables, net of allowances of $9,164 and $9,380	258,617	303,904
Inventory	25,308	68,519
Assets from risk management activities	118,873	112,341
Other current assets	10,789	9,615
Total current assets	783,870	857,148

Property, plant and equipment, at cost	3,124,862	3,093,264
Accumulated depreciation	(517,370)	(475,895)
Property, plant and equipment, net	2,607,492	2,617,369
Long-term assets from risk management activities	88,807	89,774
Investment in debt obligations of Targa Resources Investments Inc.	19,642	10,953
Other assets	72,713	73,333
Total assets	$3,572,524	$3,648,577
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$151,312	$153,756
Accrued liabilities	175,644	253,384
Current maturities of debt	12,500	12,500
Liabilities from risk management activities	16,002	11,664
Deferred income taxes	28,796	36,240
Total current liabilities	384,254	467,544

Long-term debt, less current maturities	1,549,315	1,552,440
Long-term liabilities from risk management activities	19,593	9,679
Deferred income taxes	46,370	40,027
Other long-term liabilities	56,539	49,638
Commitments and contingencies (see Note 13)
Stockholders' equity:
Common stock ($0.001 par value, 1,000 shares authorized, issued, and outstanding at March 31, 2009 and December 31, 2008,
collateral for Targa Resources Investments Inc. debt)	-	-
Additional paid-in capital	420,228	420,067
Retained earnings	130,231	127,640
Accumulated other comprehensive income	38,626	31,934
Total Targa Resources, Inc. stockholder's equity	589,085	579,641
Noncontrolling interest in subsidiaries	927,368	949,608
Total stockholders' equity	1,516,453	1,529,249
Total liabilities and stockholders' equity	$3,572,524	$3,648,577

See notes to consolidated financial statements

TARGA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	(In thousands)

Revenues	$1,001,891	$2,202,393

Costs and expenses:
Product purchases	845,998	2,001,441
Operating expenses	64,954	63,578
Depreciation and amortization expense	41,600	38,192
General and administrative expense	23,853	24,093
Gain on sale of assets	(13)	(4,443)
	976,392	2,122,861
Income from operations	25,499	79,532
Other income (expense):
Interest expense, net	(25,702)	(25,585)
Equity in earnings of unconsolidated investments	121	3,459
Other income (see Note 16)	963	-
Income before income taxes	881	57,406
Income tax (expense) benefit:
Current	(2)	(962)
Deferred	73	(11,144)
	71	(12,106)
Net income	952	45,300
Less: Net income (loss) attributable to noncontrolling interest	(1,639)	26,884
Net income attributable to Targa Resources, Inc.	$2,591	$18,416

See notes to consolidated financial statements

TARGA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income	$952	$45,300
Adjustments to reconcile net income to net cash provided
by operating activities:
Amortization in interest expense	1,897	2,031
Interest income on paid-in-kind investment	(664)	-
Amortization in general and administrative expense	223	459
Depreciation and amortization expense	41,600	38,192
Accretion of asset retirement obligations	695	299
Deferred income tax expense (benefit)	(73)	11,144
Equity in earnings of unconsolidated investments, net of distributions	(121)	(2,684)
Risk management activities	17,279	(2,180)
Gain on sale of assets	(13)	(4,443)
Changes in operating assets and liabilities:
Accounts receivable and other assets	43,662	209,716
Inventory	33,071	63,163
Accounts payable and other liabilities	(64,558)	(121,177)
Net cash provided by operating activities	73,950	239,820
Cash flows from investing activities
Additions to property, plant and equipment	(31,206)	(23,269)
Proceeds from property insurance	-	7,753
Investment in debt obligations of Targa Resources Investments Inc.	(6,761)	-
Other	55	349
Net cash used in investing activities	(37,912)	(15,167)
Cash flows from financing activities
Repayments of senior secured debt	(3,125)	(53,125)
Distributions to noncontrolling interests	(26,508)	(17,838)
Contribution from non-controlling interests	1,072	-
Contribution from (distribution to) Targa Resources Investments Inc.	37	(52,891)
Net cash used in financing activities	(28,524)	(123,854)
Net increase in cash and cash equivalents	7,514	100,799
Cash and cash equivalents, beginning of period	362,769	177,949
Cash and cash equivalents, end of period	$370,283	$278,748

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

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The unaudited consolidated financial statements for the three months ended March 31, 2009 and 2008 include all adjustments, both normal and recurring, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All significant intercompany balances and transactions have been eliminated in consolidation. Our financial results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009. These unaudited consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

We currently own approximately 26.4% of Targa Resources Partners LP (the “Partnership”), including our 2% general partner interest. Targa Resources GP LLC, the general partner of the Partnership, is wholly owned by us. The Partnership is consolidated within our Gas Gathering and Processing segment in accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ..”

The noncontrolling interest in our consolidated balance sheets consists primarily of the investment by partners other than Targa Resources, Inc., including those partners’ share of the net income, distributions and accumulated other comprehensive income (loss) of the Partnership. Noncontrolling interest in net income on our consolidated statements of operations consists primarily of those partners’ share of the net income of the Partnership.

Note 2—Accounting Policies and Related Matters

Accounting Standards Codification. It is expected that the “Financial Accounting Standards Board (“FASB”) Accounting Standards Codification” (the “Codification”) will be effective on July 1, 2009, officially becoming the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. After that date, only one level of authoritative GAAP will exist. All other accounting literature will be considered non-authoritative. The Codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included in the Codification is relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification. This will have an impact to our financial statements since all future references to authoritative accounting literature will be references in accordance with the Codification.

Accounting Pronouncements Recently Adopted

In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 was initially effective as of January 1, 2008, but in February 2008, FASB delayed the effective date for applying this standard to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until periods beginning after November 15, 2008. We adopted SFAS 157 as of January 1, 2008 for assets and liabilities within its scope and the impact was not material to our financial statements. As of January 1, 2009, nonfinancial assets and nonfinancial liabilities were also required to be measured at fair value. The adoption of these additional provisions did not have a material impact on our financial statements. See Note 12,

On October 10, 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides factors to take into consideration when determining the fair value of an asset in an inactive market. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. FSP FAS 157-3 did not have a material impact on our financial statements.

In December 2007, FASB issued SFAS 141R, “Business Combinations.” SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose certain information related to the nature and financial effect of the business combination. SFAS 141R also establishes principles and requirements for how an acquirer recognizes any noncontrolling interest in the acquiree and the goodwill acquired in a business combination. SFAS 141R was effective on a prospective basis for business combinations for which the acquisition date is on or after January 1, 2009. For any business combination that takes place subsequent to January 1, 2009, SFAS 141R may have a material impact on our financial statements. The nature and extent of any such impact will depend upon the terms and conditions of the transaction.

On April 1, 2009 FASB issued FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies.” FSP FAS 141R-1 amends and clarifies SFAS 141R to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. We do not expect any material financial statement implications relating to the adoption of this FSP.

In December 2007, FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51.” SFAS 160 requires all entities to report noncontrolling interests in subsidiaries as a separate component of equity in the consolidated statement of financial position, to clearly identify consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income, and to provide sufficient disclosure that clearly identifies and distinguishes between the interest of the parent and the interests of noncontrolling owners. SFAS 160 also establishes accounting and reporting standards for changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. We adopted SFAS 160 as of January 1, 2009. As a result, previously presented amounts have been conformed to the required presentation and additional disclosures have been provided.

Accounting Pronouncements Recently Issued

On April 9, 2009 FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009 and should be applied prospectively. We do not expect any material financial statement implications relating to our adoption of FSP FAS 157-4.

On April 9, 2009, FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods. This FSP is effective for interim and annual periods ending after June 15, 2009 and should be applied prospectively. We do not expect any material financial statement implications relating to the adoption of this FSP.

In March 2009, FASB released Proposed Staff Position SFAS 157-e, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed.”  This proposal provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157. SFAS 157-e is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  We plan to adopt the provisions of SFAS 157-e as of April 1, 2009, but do not believe this guidance will have a significant impact on our financial statements.

In March 2009, FASB issued Proposed Staff Position SFAS 115-a, SFAS 124-a, and EITF 99-20-b, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This proposal provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  This Proposed Staff Position is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  We plan to adopt the provisions of this Proposed Staff Position as of April 1, 2009, but do not believe this guidance will have a significant impact on our financial statements.

Note 3—Partnership Units and Related Matters

The following table lists the Partnership’s distributions declared and paid in the three months ended March 31, 2009 and 2008:
		Distributions Paid					Distributions
		Limited Partners		General Partner			per limited
Date Paid	Quarter Ended	Common	Subordinated	Incentive	2%	Total	partner unit
		(In thousands, except per unit amounts)
2009
February 13, 2009	December 31, 2008	$17,949	$5,965	$1,933	$527	$26,374	$0.5175

2008
February 14, 2008	December 31, 2007	13,768	4,582	66	376	18,792	0.3975

On April 23, 2009, we declared a cash distribution of $0.5175 per unit on the Partnership’s outstanding common and subordinated units. The distribution will be paid on May 15, 2009 to unitholders of record on May 6, 2009, for the period January 1, 2009 through March 31, 2009. The total distribution to be paid is $26.4 million, with  $18.0 million paid to the Partnership’s common unitholders and $6.0 million, $0.5 million and $1.9 million to be paid to us in respect of our subordinated units, general partner interest and incentive distribution rights.

Note 4—Investment in Debt Securities of Targa Investments

During the first quarter of 2009, we paid $6.8 million to acquire from a third party $16.2 million of Targa Investments’ outstanding variable rate indebtedness. As of March 31, 2009, the carrying value of our investment was $19.6 million, including a similar purchase completed during 2008.

The stated maturity date of the indebtedness is February 10, 2015, and as of March 31, 2009, the variable rate was 9.0%. We have classified this investment as an available-for-sale security. During the first quarter of 2009, we recognized an unrealized gain of $0.9 million in accumulated other comprehensive income, based on an indicative valuation supplied by a bank. As of March 31, 2009 accumulated other comprehensive income (loss) (“OCI”) included $5.8 million ($4.2 million, net of tax) of net unrealized losses related to our investment in Targa Investments’ debt.

Note 5—Income Tax Expense

Our effective tax rate for the first quarter of 2009 is a net benefit of 8.1%, comprising a 17.8% Federal benefit and a 9.7% provision for state taxes. The state tax rate is primarily attributable to Texas margin tax. The reported Federal tax benefit is primarily the result of our adoption of SFAS 160. Although SFAS 160 did not change our computation of tax expense, the denominator in our effective rate calculation does not include a deduction for income attributable to noncontrolling interests.

Note 6—Debt Obligations

Our consolidated debt obligations consisted of the following as of the dates indicated:

	March 31,	December 31,
	2009	2008
	(In thousands)
Long-term debt:
Obligations of Targa:
Senior secured term loan facility, variable rate, due October 2012	$519,050	$522,175
Senior unsecured notes, 8½% fixed rate, due November 2013	250,000	250,000
Senior secured revolving credit facility, variable rate, due October 2011	95,920	95,920
Obligations of the Partnership: (1)
Senior secured revolving credit facility, variable rate, due February 2012	487,765	487,765
Senior unsecured notes, 8¼% fixed rate, due July 2016	209,080	209,080
Total debt	1,561,815	1,564,940
Current maturities of debt	(12,500)	(12,500)
Total long-term debt	$1,549,315	$1,552,440
Irrevocable standby letters of credit:
Letters of credit outstanding under synthetic letter of credit facility (2)	$74,519	$114,019
Letters of credit outstanding under senior secured revolving credit
facility of the Partnership	14,985	9,651
	$89,504	$123,670

(1)	We consolidate the debt of the Partnership with that of our own; however, we do not have the obligation to make interest payments or debt payments with respect to the debt of the Partnership.
(2)	The $300 million senior secured synthetic letter of credit facility terminates in October 2012.

Information Regarding Variable Interest Rates Paid

The following table shows the range of interest rates paid and weighted average interest rates paid on our significant consolidated variable-rate debt obligations during the three months ended March 31, 2009.

	Range of interest rates paid	Weighted average interest rate paid
Senior secured term loan facility	2.5% to 6.0%	5.9%
Senior secured revolving credit facility	2.1% to 3.5%	2.9%
Senior secured revolving credit facility of the Partnership	1.3% to 4.5%	2.0%

Note 7—Asset Retirement Obligations

The changes in our aggregate asset retirement obligations were as follows:

Three Months Ended March 31, 2009
(In thousands)
Beginning of period	$33,985
Change in cash flow estimate (1)	(4,462)
Accretion expense	695
End of period	$30,218
____________
(1)  Results primarily from a reassessment of the estimated abandonment dates of certain of our offshore natural gas gathering systems.

Note 8—Statement of Changes in Stockholders’ Equity

The following table reflects the reconciliation at the beginning and the end of the period of the carrying amount of total equity, the components of equity attributable to Targa Resources, Inc. and equity attributable to noncontrolling interests:

				Accumulated
				Other	Additional	Non-
		Comprehensive	Retained	Comprehensive	Paid-in	controlling
Three Months Ended March 31, 2009	Total	Income	Earnings	Income	Capital	interests
				(In thousands)
Balance, December 31, 2008	$1,529,249		$127,640	$31,934	$420,067	$949,608
Contributions	1,109		-	-	37	1,072
Distributions	(26,508)		-	-	-	(26,508)
Amortization of equity awards	223		-	-	124	99
Comprehensive income:
Net income	952	$952	2,591	-	-	(1,639)
Other comprehensive income (loss):
Change in fair value:
Commodity hedging contracts	29,886	29,886	-	19,394	-	10,492
Interest rate swaps	(6,588)	(6,588)	-	(3,839)	-	(2,749)
Available for sale securities	926	926	-	926	-
Reclassification adjustment for settled periods:
Commodity hedging contracts	(16,165)	(16,165)	-	(11,303)	-	(4,862)
Interest rate swaps	2,522	2,522	-	667	-	1,855
Foreign currency translation adjustment	(181)	(181)	-	(181)	-	-
Related income taxes	1,028	1,028	-	1,028	-	-
Balance, March 31, 2009	$1,516,453	$12,380	$130,231	$38,626	$420,228	$927,368

				Accumulated
				Other	Additional	Non-
		Comprehensive	Retained	Comprehensive	Paid-in	controlling
Three Months Ended March 31, 2008	Total	Loss	Earnings	Loss	Capital	interests
				(In thousands)
Balance, December 31, 2007	$1,307,530		$74,736	$(56,116)	$473,784	$815,126
Contributions	(52,891)		-	-	(52,891)	-
Distributions	(17,838)		-	-	-	(17,838)
Amortization of equity awards	459		-	-	418	41
Tax expense on vesting of common stock	134		-	-	134	-
Comprehensive income:
Net income	45,300	$45,300	18,416			26,884
Other comprehensive income (loss):
Change in fair value:
Commodity hedging contracts	(93,388)	(93,388)		(55,299)		(38,089)
Interest rate swaps	(9,435)	(9,435)		(2,497)		(6,938)
Available for sale securities	-	-		-		-
Reclassification adjustment for settled periods:
Commodity hedging contracts	16,044	16,044		8,692		7,352
Interest rate swaps	(233)	(233)		(62)		(171)
Foreign currency translation adjustment	(342)	(342)		(342)		-
Related income taxes	16,765	16,765	-	16,765	-	-
Balance, March 31, 2008	$1,212,105	$(25,289)	$93,152	$(88,859)	$421,445	$786,367

Note 9—Stock and Other Compensation Plans

Stock Option Plans

Share-based compensation cost related to stock options included in general and administrative expense for the three months ended March 31, 2009 and 2008 was $33,000 and $15,000. As of March 31, 2009, our remaining unamortized compensation cost related to stock options was $0.1 million, which is expected to be recognized over a weighted-average period of approximately one year.

Non-vested (Restricted) Common Stock

Share-based compensation cost related to restricted stock included in general and administrative expense for the three months ended March 31, 2009 and 2008 was $0.1 million and $0.4 million. As of March 31, 2009, our remaining unamortized compensation cost related to restricted stock was $0.2 million, which is expected to be recognized over a weighted-average period of approximately one year.

Incentive Plans related to the Partnership’s Common Units

Non-Employee Director Grants. On January 22, 2009, the general partner of the Partnership awarded 32,000 restricted common units of the Partnership (4,000 restricted common units to each of the Partnership’s non-management directors and to each of Targa Investments’ independent directors).

Compensation expense on the restricted common units is recognized on a straight-line basis over the vesting period. The fair value of an award of restricted common units is measured on the grant date using the market price of a common unit on such date. For the three months ended March 31, 2009 and 2008, we recognized compensation expense of less than $0.1 million related to these awards. We estimate that the remaining fair value of $0.4 million will be recognized in expense over a weighted average period of approximately two years.

Performance Units.  In January 2009, 122,100 performance units were awarded under Targa Investments’ long-term incentive plan. Upon vesting, each performance unit will entitle the awardee to a cash payment equal to the then value of a Partnership common unit, including distribution equivalent rights. Vesting of performance units is based on the total return per common unit of the Partnership through the end of the performance period, relative to the total return of a defined peer group.

As of March 31, 2009, the aggregate fair value of performance units expected to vest was $7.3 million. For the three months ended March 31, 2009 and 2008 we recognized compensation expense related to the performance units of $0.6 million and $0.1 million. The recognition period for the remaining unrecognized compensation cost is approximately three years.

Note 10—Hurricane Insurance Claims

Certain of our Louisiana and Texas facilities sustained damage and had disruption to their operations during the 2008 hurricane season from two Gulf Coast hurricanes—Gustav and Ike. As of December 31, 2008, we recorded a $19.3 million loss provision (net of estimated insurance reimbursements) related to the hurricanes. That estimate remains unchanged.

During the first quarter of 2009, expenditures related to the hurricanes included $17.5 million for repairs and $4.3 million for improvements. In addition, we executed a proof of loss for $5.9 million, comprising $4.7 million for property damage insurance claims and $1.2 million for business interruption insurance claims.

Note 11—Derivative Instruments and Hedging Activities

Our principal market risks are our exposure to changes in commodity prices, particularly to the prices of natural gas and NGLs, changes in interest rates, as well as nonperformance by our counterparties.

Commodity Price Risk. A majority of our revenues are derived from percent-of-proceeds contracts under which we receive a portion of the natural gas and/or NGLs or equity volumes, as payment for services. The prices of natural gas and NGLs are subject to market fluctuations in response to changes in supply, demand, market uncertainty and a variety of additional factors beyond our control. We monitor these risks and enter into commodity derivative transactions designed to mitigate the impact of commodity price fluctuations on our business. Cash flows from a derivative instrument designated as hedge are classified in the same category as the cash flows from the item being hedged.

The primary purpose of our commodity risk management activities is to hedge our exposure to commodity price risk and reduce fluctuations in our operating cash flow despite fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of March 31, 2009, we have hedged the commodity price associated with a significant portion of our expected natural gas, NGL and condensate equity volumes for the years 2009 through 2013 by entering into derivative financial instruments including swaps and purchased puts (or floors). The percentages of our expected equity volumes that are hedged decrease over time. With swaps, we typically receive an agreed upon fixed price for a specified notional quantity of natural gas or NGL and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected natural gas and NGL equity volumes. We utilize purchased puts (or floors) to hedge additional expected equity commodity volumes without creating volumetric risk. Our commodity hedges may expose us to the risk of financial loss in certain circumstances. Our hedging arrangements provide us protection on the hedged volumes if market prices decline below the prices at which these hedges are set. If market prices rise above the prices at which we have hedged, we will receive less revenue on the hedged volumes than we would receive in the absence of hedges.

We have tailored our hedges to generally match the NGL product composition and the NGL and natural gas delivery points to those of our physical equity volumes. Our NGL hedges cover baskets of ethane, propane, normal butane, iso-butane and natural gasoline based upon our expected equity NGL composition. We believe this strategy avoids uncorrelated risks resulting from employing hedges on crude oil or other petroleum products as “proxy” hedges of NGL prices. Additionally, our NGL hedges are based on published index prices for delivery at Mont Belvieu and our natural gas hedges are based on published index prices for delivery at Waha, Houston Ship channel, Permian Basin and Mid-Continent, which closely approximate our actual NGL and natural gas delivery points. We hedge a portion of our condensate sales using crude oil hedges that are based on the NYMEX futures contracts for West Texas Intermediate light, sweet crude.

Interest Rate Risk. We are exposed to changes in interest rates, primarily as a result of our variable rate debt under our credit facility. To the extent that interest rates increase, our interest expense for our revolving debt will also increase. As of March 31, 2009, we had outstanding variable rate borrowings of approximately $1,103 million. In an effort to reduce the variability of our cash flows, we have entered into several interest rate swap and interest rate basis swap agreements. Under these agreements, which are accounted for as cash flow hedges, the base interest rate on the specified notional amount of our variable rate debt is effectively fixed for the term of each agreement and ineffectiveness is required to be measured each reporting period.  The fair values of the interest rate swap agreements, which are adjusted regularly, have been aggregated by counterparty for classification in our consolidated balance sheets. Accordingly, unrealized gains and losses relating to the interest rate swaps are recorded in accumulated other comprehensive income (“OCI”) until the interest expense on the related debt is recognized in earnings.

Credit Risk. Our credit exposure related to commodity derivative instruments is represented by the fair value of contracts with a net positive fair value to us at the reporting date.  At such times, these outstanding instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. Should the creditworthiness of one or more of our counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted.

As of March 31, 2009, affiliates of Goldman Sachs, Merrill Lynch and Barclays Bank accounted for 56%, 24% and 20% of our counterparty credit exposure related to commodity derivative instruments. Goldman Sachs, Merrill Lynch and Barclays Bank are major financial institutions, each possessing investment grade credit ratings, based upon minimum credit ratings assigned by Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc.

The following schedules reflect the fair values of derivative instruments in our financial statements.

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value as of		Balance	Fair Value as of
	Sheet	March 31,	December 31,	Sheet	March 31,	December 31,
	Location	2009	2008	Location	2009	2008
Derivatives designated as		(In thousands)			(In thousands)
hedging instruments under
SFAS 133

Commodity contracts	Current assets	$114,373	$108,731	Current liabilities	$8	$-
	Other assets	87,776	89,774	Other liabilities	7,283	123

Interest rate contracts	Current assets	-	-	Current liabilities	11,429	8,020
	Other assets	890	-	Other liabilities	12,165	9,556

Total		203,039	198,505		30,885	17,699

Derivatives not designated as
hedging instruments under
SFAS 133

Commodity contracts	Current assets	4,500	3,610	Current liabilities	4,565	3,644
	Other assets	141	-	Other liabilities	145	-

Total		4,641	3,610		4,710	3,644

Total derivatives		$207,680	$202,115		$35,595	$21,343

	Gain (Loss)
Derivatives in	Recognized in OCI on
FAS 133	Derivatives (Effective Portion)
Cash Flow Hedging	Three Months Ended March 31,
Relationships	2009	2008
	(In thousands)
Interest rate contracts	$(6,588)	$(9,435)
Commodity contracts	29,886	(93,388)
	$23,298	$(102,823)

	Amount of Gain (Loss)		Amount of Gain (Loss)
Location of Gain (Loss)	Reclassified from OCI into		Recognized in Income on
Reclassified from	Income (Effective Portion)		Derivatives (Ineffective Portion)
Accumulated OCI	Three Months Ended March 31,		Three Months Ended March 31,
into Income	2009	2008	2009	2008
	(In thousands)		(In thousands)
Interest expense, net	$(2,522)	$233	$-	$-
Revenues	15,792	(16,044)	373	-
	$13,270	$(15,811)	$373	$-

As of December 31, 2008, OCI consisted of $125.6 million ($105.2 million, net of tax) of unrealized net gains on commodity hedges, and $17.6 million ($16.0 million, net of tax) of unrealized net losses on interest rate hedges.

As of March 31, 2009, OCI consisted of $139.3 million ($120.1 million, net of tax) of unrealized net gains on commodity hedges, and $21.6 million ($19.5 million, net of tax) of unrealized net losses on interest rate hedges. Deferred net gains of $84.1 million on commodity hedges and deferred net losses of $11.9 million on interest rate hedges recorded in OCI are expected to be reclassified to revenues and interest expense during the next twelve months.

As of March 31, 2009, we had the following hedge arrangements which will settle during the years ending December 31, 2009 through 2013 (except as indicated otherwise, the 2009 volumes reflect daily volumes for the period from April 1, 2009 through December 31, 2009):

Natural Gas
Instrument		Avg. Price	MMBtu per day
Type	Index	$/MMBtu	2009	2010	2011	2012	2013	Fair Value
								(In thousands)
Sales
Swap	IF-Waha	6.62	21,918	-	-	-	-	$16,880
Swap	IF-Waha	6.69	-	16,300	-	-	-	7,911
Swap	IF-Waha	6.46	-	-	12,500	-	-	1,694
Swap	IF-Waha	7.18	-	-	-	5,500	-	1,344
			21,918	16,300	12,500	5,500	-

Swap	IF-PB	5.42	-	2,000	-	-	-	180
Swap	IF-PB	5.42	-	-	2,000		-	(277)
Swap	IF-PB	5.54	-	-	-	4,000	-	(895)
Swap	IF-PB	5.54	-	-	-	-	4,000	(1,355)
			-	2,000	2,000	4,000	4,000

Total Sales			21,918	18,300	14,500	9,500	4,000
								$25,482

NGLs

Instrument		Avg. Price	Barrels per day
Type	Index	$/gal	2009	2010	2011	2012	2013	Fair Value
								(In thousands)
Sales
Swap	OPIS-MB	0.78	3,347	-	-	-	-	$6,714
Swap	OPIS-MB	0.87	-	2,750	-	-	-	8,360
Swap	OPIS-MB	0.91	-	-	1,550	-	-	4,549
Swap	OPIS-MB	0.92	-	-	-	1,250	-	3,112
Total Swaps			3,347	2,750	1,550	1,250	-

Floor	OPIS-MB	1.44	-	-	54	-	-	525
Floor	OPIS-MB	1.43	-	-	-	63	-	570
Total Floors			-	-	54	63	-

Total Sales			3,347	2,750	1,604	1,313	-
								$23,830

As of March 31, 2009, the Partnership had the following hedge arrangements which will settle during the years ended December 31, 2009 through 2013 (except as indicated otherwise, the 2009 volumes reflect daily volumes for the period from April 1, 2009 through December 31, 2009):

Natural Gas

Instrument		Avg. Price	MMBtu per day
Type	Index	$/MMBtu	2009	2010	2011	2012	2013	Fair Value
								(In thousands)
Sales
Swap	IF-HSC	7.39	1,966	-	-	-	-	$1,743
			1,966	-	-	-	-

Swap	IF-NGPL MC	9.18	6,256	-	-	-	-	9,410
Swap	IF-NGPL MC	8.86	-	5,685	-	-	-	7,089
Swap	IF-NGPL MC	7.34	-	-	2,750	-	-	1,286
Swap	IF-NGPL MC	7.18	-	-	-	2,750	-	789
			6,256	5,685	2,750	2,750	-

Swap	IF-Waha	7.79	9,936	-	-	-	-	10,910
Swap	IF-Waha	6.53	-	11,709	-	-	-	4,715
Swap	IF-Waha	6.10	-	-	11,250	-	-	145
Swap	IF-Waha	6.30	-	-	-	7,250	-	(326)
Swap	IF-Waha	5.59	-	-	-	-	4,000	(1,478)
			9,936	11,709	11,250	7,250	4,000
Total Swaps			18,158	17,394	14,000	10,000	4,000

Floor	IF-NGPL MC	6.55	850	-	-	-	-	710
			850	-	-	-	-

Floor	IF-Waha	6.55	565	-	-	-	-	459
			565	-	-	-	-
Total Floors			1,415	-	-	-	-

Total Sales			19,573	17,394	14,000	10,000	4,000
								$35,452

NGLs

Instrument		Avg. Price	Barrels per day
Type	Index	$/gal	2009	2010	2011	2012	2013	Fair Value
								(In thousands)
Sales
Swap	OPIS-MB	1.32	6,248	-	-	-	-	$48,006
Swap	OPIS-MB	1.27	-	4,809	-	-	-	40,659
Swap	OPIS-MB	0.92	-	-	3,400	-	-	9,420
Swap	OPIS-MB	0.92	-	-	-	2,700	-	6,197
Total Swaps			6,248	4,809	3,400	2,700	-

Floor	OPIS-MB	1.44	-	-	199	-	-	1,935
Floor	OPIS-MB	1.43	-	-	-	231	-	2,089
Total Floors			-	-	199	231	-

Total Sales			6,248	4,809	3,599	2,931	-
								$108,306

Condensate

Instrument		Avg. Price	Barrels per day
Type	Index	$/Bbl	2009	2010	2011	2012	2013	Fair Value
								(In thousands)
Sales
Swap	NY-WTI	69.00	322	-	-	-	-	$1,153
Swap	NY-WTI	68.10	-	301	-	-	-	518
Total Swaps			322	301	-	-	-

Floor	NY-WTI	60.00	50	-	-	-	-	117
Total Floors			50	-	-	-	-

Total Sales			372	301	-	-	-
								$1,788

Customer Hedges

As of March 31, 2009, the Partnership had the following commodity derivative contracts directly related to short-term fixed price arrangements elected by certain customers in various natural gas purchase and sale agreements, which have been marked to market through earnings:

Period	Commodity	Instrument Type	Daily Volume		Average Price		Index	Fair Value
								(In thousands)
Purchases
Apr 2009 - Dec 2009	Natural gas	Swap	5,891	MMBtu	$6.71	per MMBtu	NY-HH	$(4,436)
Jan 2010 - Jun 2010	Natural gas	Swap	663	MMBtu	8.03	per MMBtu	NY-HH	(273)
Sales
Apr 2009 - Dec 2009	Natural gas	Fixed price sale	5,891	MMBtu	6.71	per MMBtu	NY-HH	4,373
Jan 2010 - Jun 2010	Natural gas	Fixed price sale	663	MMBtu	8.03	per MMBtu	NY-HH	267
								$(69)

Interest Rate Hedges

Our consolidated variable rate indebtedness accrues interest at a base rate plus an applicable margin. Our interest rate hedges effectively fix the base rate on the indicated notional amount of borrowings for the indicated periods:
	Fixed	Notional
Period	Rate	Amount	Fair Value
			(In thousands)
4/1/2009-3/31/2010	1.65%	$400 million	$(3,742)
4/1/2010-3/31/2011	1.65%	350 million	(829)
4/1/2011-3/31/2012	1.65%	300 million	1,718
			$(2,853)

In addition, the Partnership’s interest rate swaps and interest rate basis swaps effectively fix the base rate on the indicated notional amount of borrowings as shown below:

Period	Fixed Rate	Notional Amount		Fair Value
				(In thousands)
Remainder of 2009	3.68%	$300	million	$(5,896)
2010	3.67%	300	million	(6,712)
2011	3.48%	300	million	(4,211)
2012	3.40%	300	million	(1,969)
2013	3.39%	300	million	(962)
1/1 - 4/24/2014	3.39%	300	million	(101)
				$(19,851)

We have designated all interest rate swaps and interest rate basis swaps as cash flow hedges. Accordingly, unrealized gains and losses relating to the swaps are recorded in OCI until interest expense on the related debt is recognized in earnings.

See Note 12 and Note 14 for additional disclosures related to derivative instruments and hedging activities.

Note 12—Fair Value Measurements

We classify our assets and liabilities measured at fair value on a recurring and nonrecurring basis using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring us to develop our own assumptions.

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets from commodity derivative contracts	$206,790	$-	$74,654	$132,136
Available-for-sale securities (1)	17,387	-	-	17,387
Assets from interest rate derivatives	890	-	890	-
Total assets	$225,067	$-	$75,544	$149,523

Liabilities from commodity derivative contracts	$12,001	$-	$12,001	$-
Liabilities from interest rate derivatives	23,594	-	23,594	-
Total liabilities	$35,595	$-	$35,595	$-

(1)	Excludes $1.6 million of interest paid in-kind and $0.6 million in discount amortization.

The following table sets forth a reconciliation of the changes in the fair value of our financial instruments classified as Level 3 in the fair value hierarchy:
		Available
	Derivatives	For Sale
	Contracts	Securities	Total
	(In thousands)
Balance, December 31, 2008	$148,194	$9,700	$157,894
Unrealized gains included in OCI	3,213	926	4,139
Purchases	-	6,761	6,761
Settlements	(19,271)	-	(19,271)
Balance, March 31, 2009	$132,136	$17,387	$149,523

No unrealized gains or losses related to assets and liabilities still held as of March 31, 2009 were included in our consolidated statement of operations.

Note 13—Commitments and Contingencies

Environmental

For environmental matters, we record liabilities when remedial efforts are probable and the costs can be reasonably estimated in accordance with the American Institute of Certified Public Accountants Statement of Position No. 96-1, “Environmental Remediation Liabilities.” Environmental reserves do not reflect management’s assessment of the insurance coverage that may be applicable to the matters at issue. Management has assessed each of the matters based on current information and made a judgment concerning its potential outcome, considering the nature of the claim, the amount and nature of damages sought and the probability of success.

We have been in discussions with the New Mexico Environment Department (“NMED”) to resolve alleged air emissions violations at the Eunice, Monument and Saunders gas processing plants. In May 2007, the NMED initially provided us with a draft compliance order proposing to resolve certain of these alleged violations, which were identified in the course of an inspection of the Eunice plant conducted by the NMED in August 2005. In December 2007, the NMED offered a settlement containing a proposed penalty of approximately $2 million to resolve the alleged violations arising out of the August 2005 inspection of the Eunice plant.  We have since discussed with the NMED an expansion of the proposed compliance order to include the resolution of other alleged violations associated with the operation of flares at the Eunice, Monument and Saunders plants and to install air pollution control technology. We may incur additional operating costs to implement various leak detection and monitoring programs in order to resolve these alleged violations, the amount of which currently is not reasonably ascertainable.  It is also possible that the NMED may assess a penalty for the alleged violations associated with the operation of the flares at the Eunice, Monument and Saunders plants as part of an overall settlement.

Our environmental liability as of March 31, 2009 was $3.8 million, consisting of $0.2 million for gathering system leaks, $1.5 million for ground water assessment and remediation and $2.1 million for gas processing plant environmental violations.

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

On December 8, 2005, WTG Gas Processing (“WTG”) filed suit in the 333rd District Court of Harris County, Texas against several defendants, including Targa Resources, Inc. and three other Targa entities and private equity funds affiliated with Warburg Pincus LLC, seeking damages from the defendants. The suit alleges that Targa and private equity funds affiliated with Warburg Pincus LLC, along with ConocoPhillips Company (“ConocoPhillips”) and Morgan Stanley, tortiously interfered with (i) a contract WTG claims to have had to purchase the SAOU System from ConocoPhillips and (ii) prospective business relations of WTG. WTG claims the alleged interference resulted from Targa’s competition to purchase the ConocoPhillips’ assets and its successful acquisition of those assets in 2004. On October 2, 2007, the District Court granted defendants’ motions for summary judgment on all of WTG’s claims. WTG’s motion to reconsider and for a new trial was overruled. On January 2, 2008, WTG filed a notice of appeal. On February 3, 2009, the parties presented oral arguments and the appeal is pending before the 14th Court of Appeals in Houston, Texas.  We are contesting WTG’s appeal, but can give no assurances regarding the outcome of the proceeding. We have agreed to indemnify the Partnership for any claim or liability arising out of the WTG suit.

Note 14—Related-Party Transactions

Relationship with Warburg Pincus LLC

Two of the directors of Targa are Managing Directors of Warburg Pincus LLC and are also directors of Broad Oak Energy, Inc. (“Broad Oak”) from whom we buy natural gas and NGL products. Affiliates of Warburg Pincus LLC own a controlling interest in Broad Oak. During the three months ended March 31, 2009 and 2008 we purchased $1.4 million and less than $0.1 million of product from Broad Oak.

Relationship with Bank of America/Merrill Lynch

Bank of America Corp. (“BofA”) acquired Merrill Lynch & Co. (“Merrill Lynch”) on January 1, 2009. An affiliate of Merrill Lynch is an equity investor in Targa Investments.

Financial Services. BofA and an affiliate of Merrill Lynch are lenders under our senior secured credit facilities. Additionally, BofA is a lender and an administrative agent under the Partnership’s senior secured credit facility.

Commodity Hedges. We have entered into various commodity derivative transactions with Merrill Lynch Commodities Inc. (“MLCI”), an affiliate of Merrill Lynch. The following table shows our open commodity derivatives with MLCI as of March 31, 2009:

Period	Commodity	Daily Volumes		Average Price		Index
Apr 2009 - Dec 2009	Natural gas	21,918	MMBtu	$6.62	per MMBtu	IF-Waha

Apr 2009 - Dec 2009	NGL	2,847	Bbl	31.00	per gallon	OPIS-MB

As of March 31, 2009, the fair value of these open positions was $21.2 million. For the three months ended March 31, 2009 and 2008 we received from (paid to) MLCI $7.1 million and ($8.0) million for amounts due under settled commodity derivative transactions.

The following table shows the Partnership’s open commodity derivatives with MLCI as of March 31, 2009:

Period	Commodity	Daily Volumes		Average Price		Index
Apr 2009 - Dec 2009	Natural gas	3,556	MMBtu	$8.07	per MMBtu	IF-Waha
Apr 2009 - Dec 2009	Natural gas	545	MMBtu	7.98	per MMBtu	NY-HH
Jan 2010 - Dec 2010	Natural gas	3,289	MMBtu	7.39	per MMBtu	IF-Waha
Jan 2010 - Jun 2010	Natural gas	497	MMBtu	8.17	per MMBtu	NY-HH

Apr 2009 - Dec 2009	NGL	3,000	Bbl	1.18	per gallon	OPIS-MB

Apr 2009 - Dec 2009	Condensate	202	Bbl	70.60	per barrel	NY-WTI
Jan 2010 - Dec 2010	Condensate	181	Bbl	69.28	per barrel	NY-WTI

As of March 31, 2009, the fair value of these Partnership open positions was $25.1 million. For the three months ended March 31, 2009 and 2008, the Partnership received from (paid to) MLCI $8.5 million and ($4.1) million to settle payments due under hedge transactions.

Prior to BofA’s acquisition of Merrill Lynch, the Partnership entered into several interest rate derivative transactions with BofA. Open positions as of March 31, 2009 consisted of interest rate swaps and interest rate basis swaps expiring on January 24, 2012. As of March 31, 2009, the aggregate fair value of these positions was a liability of $2.9 million. Payments to BofA related to settled portions were $1.0 million for the quarter ended March 31, 2009.

Commercial Relationships. During the three months ended March 31, 2009 and 2008 we had product sales to MLCI which are included in revenues of $14.8 million and $28.0 million. For the same periods, we had natural gas and NGL product purchases of $0.6 million and $1.6 million from MLCI.

Transactions with Unconsolidated Affiliates

For the periods indicated, related-party transactions included in our statements of operations were as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Included in revenues
GCF	$92	$35
VESCO (1)	-	664
	$92	$699

Included in costs and expenses
GCF	$1,206	$1,341
VESCO (1)	-	47,231
	$1,206	$48,572

(1)	Subsequent to July 31, 2008, VESCO is consolidated in our results of operations and all intercompany transactions have been eliminated.

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

 Our reportable segment information is shown in the following tables.

	Three Months Ended March 31, 2009
	Natural Gas Gathering and Processing	Logistics Assets	NGL Distribution and Marketing	Wholesale Marketing	Eliminations and Other	Total
	(In thousands)
Revenues	$247,039	$21,786	$467,357	$265,709	$-	$1,001,891
Intersegment revenues	190,985	22,634	120,403	22,965	(356,987)	-
Revenues	438,024	44,420	587,760	288,674	(356,987)	1,001,891
Product purchases	335,372	-	349,781	160,845	-	845,998
Intersegment product purchases	4,498	-	223,131	123,489	(351,118)	-
Product purchases	339,870	-	572,912	284,334	(351,118)	845,998
Operating expenses	34,868	29,776	299	11	-	64,954
Intersegment operating expenses	198	5,671	-	-	(5,869)	-
Operating expenses	35,066	35,447	299	11	(5,869)	64,954
Operating margin	$63,088	$8,973	$14,549	$4,329	$-	$90,939
Equity in earnings of unconsolidated investments	$-	$121	$-	$-	$-	$121
Unconsolidated investments	$-	$18,586	$-	$-	$-	$18,586
Capital expenditures	$17,475	$4,719	$-	$-	$689	$22,883

	Three Months Ended March 31, 2008
	Natural Gas Gathering and Processing	Logistics Assets	NGL Distribution and Marketing	Wholesale Marketing	Eliminations and Other	Total
	(In thousands)
Revenues	$439,201	$20,818	$1,219,113	$523,261	$-	$2,202,393
Intersegment revenues	434,033	30,336	200,504	20,086	(684,959)	-
Revenues	873,234	51,154	1,419,617	543,347	(684,959)	2,202,393
Product purchases	724,045	-	944,386	333,010	-	2,001,441
Intersegment product purchases	6,419	-	466,429	200,732	(673,580)	-
Product purchases	730,464	-	1,410,815	533,742	(673,580)	2,001,441
Operating expenses	30,020	33,048	499	11	-	63,578
Intersegment operating expenses	148	11,231	-	-	(11,379)	-
Operating expenses	30,168	44,279	499	11	(11,379)	63,578
Operating margin	$112,602	$6,875	$8,303	$9,594	$-	$137,374
Equity in earnings of unconsolidated investments	$2,375	$1,084	$-	$-	$-	$3,459
Unconsolidated investments	$31,142	$19,547	$-	$-	$-	$50,689
Capital expenditures	$16,290	$5,920	$-	$-	$1,059	$23,269

The following table is a reconciliation of operating margin to net income for each of the periods presented:
	Three Months Ended March 31,
	2009	2008
	(In thousands)
Reconciliation of operating margin to net income
attributable to Targa Resources, Inc.:
Operating margin	$90,939	$137,374
Net (income) loss attibutable to noncontrolling interests	1,639	(26,884)
Depreciation and amortization expense	(41,600)	(38,192)
General and administrative expense	(23,853)	(24,093)
Interest expense, net	(25,702)	(25,585)
Income tax benefit (expense)	71	(12,106)
Other, net	1,097	7,902
Net income attributable to Targa Resources, Inc.	$2,591	$18,416

Note 16—Sale of Bankruptcy Claim

In 2008, we terminated certain derivative contracts with Lehman Brothers Commodity Services, Inc. and filed a claim with the United States bankruptcy court. During the first quarter, we sold our claim for $1.0 million and recognized the proceeds as other income in our consolidated statement of operations. The income recognized comprises $0.3 million in claims sold by us and $0.7 million in claims sold by the Partnership.

Note 17—Consolidating Financial Statements

We are the issuer of the notes discussed in Note 10 to the financial statements of our Annual Report on Form 10-K for the year ended December 31, 2008. The notes are jointly and severally, irrevocably and unconditionally guaranteed by our wholly owned subsidiaries (referred to as “Guarantor Subsidiaries”).

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

Targa Resources, Inc.
Condensed Consolidating Balance Sheet
March 31, 2009
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$264,023	$106,260	$-	$370,283
Trade receivables and other current assets	260	271,261	142,066	-	413,587
Total current assets	260	535,284	248,326	-	783,870
Property, plant, and equipment, at cost	-	862,103	2,262,759	-	3,124,862
Accumulated depreciation	-	44,840	(562,210)	-	(517,370)
Property, plant, and equipment, net	-	906,943	1,700,549	-	2,607,492
Investment in subsidiaries	(195,526)	288,493	-	(92,967)	-
Advance to (from) subsidiaries	(99,532)	36,997	62,535	-	-
Other assets	44,322	57,530	79,310	-	181,162
Total assets	$(250,476)	$1,825,247	$2,090,720	$(92,967)	$3,572,524

Liabilities and stockholder's equity
Current liabilities:
Accounts payable and other liabilities	$38,654	$200,058	$133,042	$-	$371,754
Current maturities of debt	12,500	-	-	-	12,500
Total current liabilities	51,154	200,058	133,042	-	384,254
Long-term liabilities:
Long-term debt, net of current maturities	(938,166)	1,790,636	696,845	-	1,549,315
Other long-term obligations	47,451	30,079	44,972	-	122,502
Total long-term liabilities	(890,715)	1,820,715	741,817	-	1,671,817
Total Targa Resources, Inc.'s stockholder's equity	589,085	(195,526)	288,493	(92,967)	589,085
Noncontrolling interests in subsidiaries	-	-	927,368	-	927,368
Total stockholders' equity	589,085	(195,526)	1,215,861	(92,967)	1,516,453
Total liabilities and stockholders' equity	$(250,476)	$1,825,247	$2,090,720	$(92,967)	$3,572,524

Targa Resources, Inc.
Condensed Consolidating Balance Sheet
December 31, 2008
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$219,620	$143,149	$-	$362,769
Trade receivables and other current assets	298	328,517	165,564	-	494,379
Total current assets	298	548,137	308,713	-	857,148
Property, plant, and equipment, at cost	-	837,268	2,255,996	-	3,093,264
Accumulated depreciation	-	58,095	(533,990)	-	(475,895)
Property, plant, and equipment, net	-	895,363	1,722,006	-	2,617,369
Unconsolidated investments	-	18,465	-	-	18,465
Investment in subsidiaries	(193,993)	307,175	-	(113,182)	-
Advances to (from) subsidiaries	(177,700)	131,971	45,729	-	-
Other assets	146,950	(75,141)	83,786	-	155,595
Total assets	$(224,445)	$1,825,970	$2,160,234	$(113,182)	$3,648,577

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and other liabilities	$50,735	$239,929	$164,380	$-	$455,044
Current maturities of debt	12,500	-	-	-	12,500
Total current liabilities	63,235	239,929	164,380	-	467,544
Long-term debt, net of current maturities	(900,976)	1,756,571	696,845	-	1,552,440
Other long-term obligations	33,655	23,463	42,226	-	99,344
Total long-term liabilities	(867,321)	1,780,034	739,071	-	1,651,784
Total Targa Resources, Inc.'s stockholder's equity	579,641	(193,993)	307,175	(113,182)	579,641
Noncontrolling interests in subsidiaries	-	-	949,608	-	949,608
Total stockholders' equity	579,641	(193,993)	1,256,783	(113,182)	1,529,249
Total liabilities and stockholders' equity	$(224,445)	$1,825,970	$2,160,234	$(113,182)	$3,648,577

Targa Resources, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2009
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues	$-	$919,522	$355,756	$(273,387)	$1,001,891

Operating costs and expenses:
Product purchases	-	841,730	268,222	(263,954)	845,998
Operating expenses	-	29,087	45,300	(9,433)	64,954
Depreciation and amortization expense	-	13,310	28,290	-	41,600
General and administrative and other	86	18,377	5,377	-	23,840
	86	902,504	347,189	(273,387)	976,392
Income (loss) from operations	(86)	17,018	8,567	-	25,499

Other income (expense):
Interest income (expense), net	17,549	(33,389)	(9,862)	-	(25,702)
Equity in earnings of unconsolidated investments	-	121	-	-	121
Equity in earnings of subsidiaries	(14,943)	1,071	-	13,872	-
Other income (expense)	-	236	727	-	963
Income (loss) before income taxes	2,520	(14,943)	(568)	13,872	881
Income tax benefit	71	-	-	-	71
Net income (loss)	2,591	(14,943)	(568)	13,872	952
Net loss attributable to noncontrolling interests	-	-	(1,639)	-	(1,639)
Net income (loss) attributable to Targa Resources, Inc.	$2,591	$(14,943)	$1,071	$13,872	$2,591

Targa Resources, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2008
(In thousands)
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues:	$-	$2,018,510	$704,761	$(520,878)	$2,202,393

Operating costs and expenses:
Product purchases	-	1,936,502	571,893	(506,954)	2,001,441
Operating expenses	-	34,962	42,540	(13,924)	63,578
Depreciation and amortization expense	-	12,558	25,634	-	38,192
General and administrative and other	-	14,762	4,888	-	19,650
	-	1,998,784	644,955	(520,878)	2,122,861
Income from operations	-	19,726	59,806	-	79,532

Other income (expense):
Interest income (expense), net	8,976	(26,089)	(8,472)	-	(25,585)
Equity in earnings of unconsolidated investments	-	3,459	-	-	3,459
Equity in earnings of subsidiaries	21,399	24,113	-	(45,512)	-
Income before income taxes	30,375	21,209	51,334	(45,512)	57,406
Income tax (expense) benefit	(11,959)	190	(337)	-	(12,106)
Net income	18,416	21,399	50,997	(45,512)	45,300
Less: Net income attibutable to noncontrolling interests	-	-	26,884	-	26,884
Net income attributable to Targa Resources, Inc.	$18,416	$21,399	$24,113	$(45,512)	$18,416

Targa Resources, Inc.
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2009
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$2,591	$(14,943)	$(568)	$13,872	$952
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation, amortization and accretion	1,153	13,128	29,470	-	43,751
Deferred income taxes	(73)	-	-	-	(73)
Earnings (loss) from unconsolidated investments, net of distributions	-	(121)	-	-	(121)
Equity in earnings of subsidiaries	14,943	(1,071)	-	(13,872)	-
Other	-	(5,976)	23,242	-	17,266
Changes in operating assets and liabilities:
Accounts receivable and other assets	(127)	19,647	24,142	-	43,662
Inventory	-	34,790	(1,719)	-	33,071
Accounts payable and other liabilities	(4,637)	(35,599)	(24,322)	-	(64,558)
Net cash provided by operating activities	13,850	9,855	50,245	-	73,950
Cash flows from investing activities
Purchases of property and equipment	-	(12,310)	(18,896)	-	(31,206)
Other	-	(6,713)	7	-	(6,706)
Net cash used in investing activities	-	(19,023)	(18,889)	-	(37,912)
Cash flows from financing activities
Repayments of debt	(3,125)	-	-	-	(3,125)
Distributions to noncontrolling interests	-	-	(26,508)	-	(26,508)
Contribution from noncontrolling interest	-	-	1,072	-	1,072
Receipts from (payments to) subsidiaries	(10,725)	53,571	(42,809)	-	37
Net cash provided by (used in) financing activities	(13,850)	53,571	(68,245)	-	(28,524)

Net increase (decrease) in cash and cash equivalents	-	44,403	(36,889)	-	7,514
Cash and cash equivalents, beginning of period	-	219,620	143,149	-	362,769
Cash and cash equivalents, end of period	$-	$264,023	$106,260	$-	$370,283

Targa Resources, Inc.
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2008
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$18,416	$21,399	$50,997	$(45,512)	$45,300
Adjustments to reconcile net income (loss) to net cash
provided by (used in)operating activities:
Depreciation, amortization and accretion	2,047	12,697	26,237	-	40,981
Deferred income taxes	10,807	-	337	-	11,144
Earnings (loss) from unconsolidated investments, net of distributions	-	(2,684)	-	-	(2,684)
Equity in earnings (losses) of subsidiaries	(21,399)	(24,113)	-	45,512	-
Other	-	(14,119)	7,496	-	(6,623)
Changes in operating assets and liabilities:
Accounts receivable and other assets	(27)	227,943	(18,200)	-	209,716
Inventory	-	64,396	(1,233)	-	63,163
Accounts payable and other liabilities	(19,626)	(138,546)	36,995	-	(121,177)
Net cash provided by (used in) operating activities	(9,782)	146,973	102,629	-	239,820
Cash flows from investing activities
Purchases of property and equipment	-	(7,316)	(15,953)	-	(23,269)
Other	-	7,760	342	-	8,102
Net cash used in investing activities	-	444	(15,611)	-	(15,167)
Cash flows from financing activities
Debt Repayments	(3,125)	-	(50,000)	-	(53,125)
Distribution to Targa Resources Investments Inc.	(52,891)	-	-	-	(52,891)
Distributions to noncontrolling interests	-	-	(17,838)	-	(17,838)
Receipts from (payments to) subsidiaries	65,798	(14,719)	(51,079)	-	-
Net cash provided by (used in) financing activities	9,782	(14,719)	(118,917)	-	(123,854)
					8
Net increase in cash and cash equivalents	-	132,698	(31,899)	-	100,799
Cash and cash equivalents, beginning of period	-	88,303	89,646	-	177,949
Cash and cash equivalents, end of period	$-	$221,001	$57,747	$-	$278,748

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q and in our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Recently Issued Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report.

Results of Operations

The following table and discussion relate to the three months ended March 31, 2009 and 2008 and is a summary of our results of operations for the periods then ended:
	Three Months Ended March 31,
	2009	2008
	(In millions, except operating and price data)
Revenues (1)	$1,001.9	$2,202.4
Product purchases	846.0	2,001.4
Operating expenses	65.0	63.6
Depreciation and amortization expense	41.6	38.2
General and administrative expense	23.8	24.1
Gain on sales of assets	-	(4.4)
Income from operations	25.5	79.5
Interest expense, net	(25.7)	(25.6)
Equity in earnings of unconsolidated investments	0.1	3.5
Other	1.0	-
Income tax (expense) benefit	0.1	(12.1)
Net income	1.0	45.3
Less: Net income (loss) attibutable to noncontrolling interests	(1.6)	26.9
Net income attributable to Targa Resources, Inc.	$2.6	$18.4
Financial data:
Operating margin (2)	$90.9	$137.4
Adjusted EBITDA (3)	87.1	91.9
Operating statistics:
Gathering throughput MMcf/d (4)	1,960.6	2,181.4
Plant natural gas inlet, MMcf/d (5) (6)	1,916.9	2,143.1
Gross NGL production, MBbl/d	109.4	104.7
Natural gas sales, BBtu/d (6)	518.2	533.0
NGL sales, MBbl/d	298.7	317.5
Condensate sales, MBbl/d	4.3	3.6
Average realized prices:
Natural gas, $/MMBtu	4.48	7.91
NGL, $/gal	0.66	1.45
Condensate, $/Bbl	39.44	93.36

(1)	Includes business interruption insurance revenue of $1.7 million for the three months ended March 31, 2009.
(2)	Operating margin is revenues less product purchases and operating expense. See “Non-GAAP Financial Measures—Operating Margin” included in this Item 2.
(3)	Adjusted EBITDA is net income before interest, income taxes, depreciation and amortization and non-cash income or loss related to derivative instruments. See “—Non-GAAP Financial Measures.”
(4)	Gathering throughput represents the volume of natural gas gathered and passed through natural gas gathering pipelines from connections to producing wells and central delivery points.
(5)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(6)	Plant natural gas inlet volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues decreased by $1,200.5 million, or 55%, to $1,001.9 million for the three months ended March 31, 2009 compared to $2,202.4 million for the three months ended March 31, 2008. Revenues from the sale of natural gas decreased by $174.1 million, consisting of a decrease of $159.4 million due to lower realized prices and a decrease of $14.7 million due to lower sales volumes. Revenues from the sale of NGLs decreased by $1,015.1 million, consisting of a decrease of $893.0 million due to lower realized prices and a decrease of $122.1 million due to lower sales volumes. Revenues from the sale of condensate decreased by $15.6 million, consisting of a decrease of $21.1 million due to lower realized prices, partially offset by an increase of $5.5 million due to higher sales volumes. Other revenues, which includes revenues principally derived from fee-based services, increased by $4.3 million.

Our average realized prices for natural gas decreased by $3.43 per MMBtu, or 43%, to $4.48 per MMBtu for the three months ended March 31, 2009 compared to $7.91 per MMBtu for the three months ended March 31, 2008. Average realized prices for NGLs decreased by $0.79 per gallon, or 54%, to $0.66 per gallon for the three months ended March 31, 2009 compared to $1.45 per gallon for the three months ended March 31, 2008. Our average realized price for condensate decreased by $53.92 per Bbl, or 58%, to $39.44 per Bbl for the three months ended March 31, 2009 compared to $93.36 per Bbl for the three months ended March 31, 2008.

Our natural gas sales volumes decreased by 14.8 BBtu/d, or 3%, to 518.2 BBtu/d for the three months ended March 31, 2009 compared to 533.0 BBtu/d for the three months ended March 31, 2008. NGL sales volumes decreased by 18.8 MBbl/d, or 6%, to 298.7 MBbl/d for the three months ended March 31, 2009 compared to 317.5 MBbl/d for the three months ended March 31, 2008. Condensate sales volumes increased by 0.7 MBbl/d, or 19%, to 4.3 MBbl/d for the three months ended March 31, 2009 compared to 3.6 MBbl/d for the three months ended March 31, 2008. For information regarding the period to period changes in our commodity sales volumes, see “—Results of Operations—By Segment.”

Our product purchases decreased by $1,155.4 million, or 58%, to $846.0 million for the three months ended March 31, 2009 compared to $2,001.4 million for the three months ended March 31, 2008. See “—Results of Operations—By Segment” for an explanation of the components of the decrease.

Our operating expenses increased by $1.4 million, or 2%, to $65.0 million for the three months ended March 31, 2009 compared to $63.6 million for the three months ended March 31, 2008. See “—Results of Operations—By Segment” for a detailed explanation of the components of the increase.

Depreciation and amortization expense increased by $3.4 million, or 9%, to $41.6 million for the three months ended March 31, 2009 compared to $38.2 million for the three months ended March 31, 2008. The increase is due to the addition of property, plant and equipment.

General and administrative expense decreased by $0.3 million, or 1%, to $23.8 million for the three months ended March 31, 2009 compared to $24.1 million for the three months ended March 31, 2008. The decrease is primarily due to a $1.8 million decrease in compensation expenses and a $0.5 million decrease in auditing fees, partially offset by a $2.0 million increase in higher insurance premiums.

Interest expense increased by $0.1 million, or less than 1%, to $25.7 million for the three months ended March 31, 2009 compared to $25.6 million for the three months ended March 31, 2008.

Results of Operations—By Segment

Natural Gas Gathering and Processing Segment

The following table provides summary financial data regarding results of operations in our Natural Gas Gathering and Processing segment for the periods presented:

	Three Months Ended March 31,
	2009	2008
	($ in millions)
Revenues (1) (2)	$438.1	$873.2
Product purchases	(339.9)	(730.4)
Operating expenses	(35.1)	(30.2)
Operating margin (3)	$63.1	$112.6
Equity in earnings of VESCO (4)	$-	$2.4
Operating statistics: (5)
Gathering throughput, MMcf/d	1,960.6	2,181.4
Plant natural gas inlet, MMcf/d	1,916.9	2,143.1
Gross NGL production, MBbl/d	109.4	104.7
Natural gas sales, BBtu/d	534.0	550.2
NGL sales, MBbl/d	92.6	89.6
Condensate sales, MBbl/d	5.0	5.0
Average realized prices:
Natural gas, $/MMBtu	4.48	7.91
NGL, $/gal	0.56	1.26
Condensate, $/Bbl	38.19	85.89

(1)
Segment operating statistics include the effect of intersegment sales, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the period and the denominator is the number of calendar days during the period.

(2)        Includes business interruption insurance revenue of $1.2 million for the three months ended March 31, 2009.
(3)        See “Non-GAAP Financial Measures – Operating Margin” included in this Item 2.
(4)	Amounts are through March 31, 2008. VESCO is included in our consolidated results effective August 1, 2008.
(5)
Segment operating statistics include the effect of intersegment sales, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues decreased by $435.1 million, or 50%, to $438.1 million for the three months ended March 31, 2009 compared to $873.2 million for the three months ended March 31, 2008. The decrease was primarily due to lower natural gas, NGL and condensate prices, and lower natural gas sales volumes, partially offset by higher NGL and condensate sales volumes.

Our average realized price for natural gas decreased by $3.43 per MMBtu, or 43%, to $4.48 per MMBtu for the three months ended March 31, 2009 compared to $7.91 per MMBtu for the three months ended March 31, 2008. Our average realized price for NGLs decreased by $0.70 per gallon, or 56%, to $0.56 per gallon for the three months ended March 31, 2009 compared to $1.26 per gallon for the three months ended March 31, 2008. Our average realized price for condensate decreased by $47.70 per Bbl, or 56%, to $38.19 per Bbl for the three months ended March 31, 2009 compared to $85.89 per barrel for the three months ended March 31, 2008.

Our natural gas sales volumes decreased by 16.2 BBtu/d, or 3%, to 534.0 BBtu/d for the three months ended March 31, 2009 compared to 550.2 BBtu/d for the three months ended March 31, 2008.  Our NGL sales volumes increased by 3.0 MBbl/d, or 3%, to 92.6 MBbl/d for the three months ended March 31, 2009 compared to 89.6 MBbl/d for the three months ended March 31, 2008. Our condensate sales volumes were unchanged at 5.0 MBbl/d for the three months ended March 31, 2009 and the comparable period of 2008.

Our product purchases decreased by $390.5 million, or 53%, to $339.9 million for the three months ended March 31, 2009 compared to $730.4 million for the three months ended March 31, 2008. The decrease in product purchase cost corresponds to the decrease in commodity revenue.

Our operating expenses increased $4.9 million, or 16%, to $35.1 million for the three months ended March 31, 2009 compared to $30.2 million for the three months ended March 31, 2008. The increase is primarily due to the inclusion of VESCO as a consolidated subsidiary and increases in utilities, environmental and legal expenses partially offset by decreases in compensation, maintenance, repairs and supplies.

Logistics Assets Segment

The following table provides summary financial data regarding results of operations of our Logistics Assets segment for the periods presented:

	Three Months Ended March 31,
	2009	2008
	($ in millions)
Revenues from services	$44.5	$51.2
Operating expenses	(35.5)	(44.3)
Operating margin (1)	$9.0	$6.9
Equity in earnings of GCF	$0.1	$1.1
Operating statistics:
Fractionation volumes, MBbl/d	189.7	215.9
Treating volumes, MBbl/d (2)	8.4	15.1

(1)	See “Non-GAAP Financial Measures – Operating Margin” included in this Item 2.
(2)	Consists of the volumes treated in our low sulfur natural gasoline (“LSNG”) unit.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues from services (fractionation, terminalling and storage, transportation and treating) decreased by $6.7 million, or 13%, to $44.5 million for the three months ended March 31, 2009 compared to $51.2 million for the three months ended March 31, 2008. The decrease is primarily due to decreased volumes as a result of damage to certain of our and third party Gulf Coast facilities from Hurricane Ike as well as lower fractionation fees related to lower natural gas prices.

Operating expenses decreased by $8.8 million, or 20%, to $35.5 million for the three months ended March 31, 2009 compared to $44.3 million for the three months ended March 31, 2008. The decrease was due to lower fuel, utilities and barge fees related to lower volumes and decreased fuel and utilities rates.

NGL Distribution and Marketing Services Segment

The following table provides summary financial data regarding results of operations of our NGL Distribution and Marketing Services segment for the periods presented:

	Three Months Ended March 31,
	2009	2008
	($ in millions)
NGL sales revenues	$586.6	$1,418.8
Other revenues	1.1	0.8
	587.7	1,419.6
Product purchases	(572.9)	(1,410.8)
Operating expenses	(0.3)	(0.5)
Operating margin (1)	$14.5	$8.3
Operating data:
NGL sales, MBbl/d	252.8	262.2
NGL realized price, $/gal	0.61	1.42

(1)        See “Non-GAAP Financial Measures – Operating Margin” included in this Item 2.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Our NGL sales revenues decreased by $832.2 million, or 59%, to $586.6 million for the three months ended March 31, 2009 compared to $1,418.8 million for the three months ended March 31, 2008. The net decrease comprised a $766.5 million decrease from lower average sales prices, which were down 57% to $0.61 per gallon during the three months ended March 31, 2009 from $1.42 during the three months ended March 31, 2008; and a $65.7 million decrease from lower sales volumes, down 4% to 252.8 MBbl/d during the three months ended March 31, 2009 from 262.2 MBbl/d during the three months ended March 31, 2008. The decrease in sales volume was primarily attributable to reduced sales to petrochemical customers associated with their lower plant operational rates and reduced demand for product.

Other revenues, which consists primarily of non-commodity based service revenue, increased by $0.3 million.

Product purchases decreased by $837.9 million, or 59%, to $572.9 million for the three months ended March 31, 2009 compared to $1,410.8 million for the three months ended March 31, 2008. Lower NGL market prices and lower sales volumes resulted in decreases in product purchases of $771.2 million and $65.3 million. Lower of cost or market inventory adjustments increased our product purchases by $0.3 million for the three months ended March 31, 2009 compared to $1.7 million for the same period of 2008.

Wholesale Marketing Segment

The following table provides summary financial data regarding results of operations of our Wholesale Marketing segment for the periods presented:

	Three Months Ended March 31,
	2009	2008
	($ in millions)
NGL sales revenues	$287.9	$543.3
Other revenues (1)	0.7	-
	288.6	543.3
Product purchases	(284.3)	(533.7)
Operating expenses	-	-
Operating margin (2)	$4.3	$9.6
Operating data:
NGL sales, MBbl/d	80.6	86.9
NGL realized price, $/gal	0.94	1.64

(1)	Includes business interruption insurance revenue of $0.5 million for the three months ended March 31, 2009.
(2)        See “Non-GAAP Financial Measures – Operating Margin” included in this Item 2.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

NGL sales revenues decreased by $255.4 million, or 47%, to $287.9 million for the three months ended March 31, 2009 compared to $543.3 million for the three months ended March 31, 2008. Lower NGL market prices decreased revenue by $210.5 million and lower sales volumes reduced revenue by an additional $44.9 million. The 6.3 MBbl/d decrease in volumes is primarily due to decreased West Coast refinery production and the expiration of a refinery supply agreement.

Product purchases decreased by $249.4 million, or 47%, to $284.3 million for the three months ended March 31, 2009 compared to $533.7 million for the three months ended March 31, 2008. Lower NGL market prices and lower sales volumes resulted in decreases in product purchases of $205.8 million and $44.1 million. Lower of cost or market inventory adjustments increased our product purchases by $0.7 million for the three months ended March 31, 2009 compared to $0.2 million for the same period of 2008.

Hurricane Update

Certain of our Louisiana and Texas facilities sustained damage and had disruption to their operations during the 2008 hurricane season from two Gulf Coast hurricanes—Gustav and Ike. As of December 31, 2008, we recorded a $19.3 million loss provision (net of estimated insurance reimbursements) related to the hurricanes. That estimate remains unchanged.

As of March 31, 2009, total expenditures related to the hurricanes included $32.1 million for repairs and $6.5 million for improvements. In addition, we executed a proof of loss for $5.9 million, comprising $4.7 million for property damage insurance claims and $1.2 million for business interruption insurance claims.

Liquidity and Capital Resources

Our ability to finance our operations, including funding capital expenditures and acquisitions, to meet our indebtedness obligations, to refinance our indebtedness or to meet our collateral requirements depends on our ability to generate cash in the future. Our ability to generate cash is subject to a number of factors, some of which are beyond our control, including weather, commodity prices, particularly for natural gas and NGLs, and our ongoing efforts to manage operating costs and maintenance capital expenditures as well as general economic, financial, competitive, legislative, regulatory and other factors. See “Item 1A.  Risk Factors” in this Quarterly Report and our Annual Report on Form, 10-K for the year ended December 31, 2008.

Our main sources of liquidity and capital resources are internally generated cash flow from operations, borrowings under our senior secured credit facility and access to debt markets. The credit markets are undergoing significant volatility. Many financial institutions have liquidity concerns, prompting government intervention to mitigate pressure on the credit markets. Our exposure to the current credit crisis includes our revolving credit facility, cash investments and counterparty performance risks. Continued volatility in the debt markets may increase costs associated with issuing debt instruments due to increased spreads over relevant interest rate benchmarks and affect our ability to access those markets.

Current market conditions also elevate the concern over counterparty risks related to our commodity derivative contracts and trade credit. We have substantially all of our commodity derivatives with major financial institutions. Should any of these financial counterparties not perform, we may not realize the benefit of some of our hedges under lower commodity prices, which could have a materially adverse effect on our results of operations. We sell a significant portion of our natural gas, NGLs and condensate to a variety of purchasers. Non-performance by a trade creditor could result in losses.

Crude oil and natural gas prices are also volatile and in the case of natural gas have declined significantly during the quarter, continuing downward since the end of the quarter. In a continuing effort to reduce the volatility of our cash flows, we have periodically entered into commodity derivative contracts for a portion of our estimated equity volumes through 2013 (see Note 11 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report). The current market conditions may also impact our ability to enter into future commodity derivative contracts. In the event of a global recession, commodity prices may stay depressed or reduce further thereby causing a prolonged downturn, which could reduce our operating margins and cash flow from operations.

At this point, we do not believe our liquidity has been materially affected by the current credit crisis and we do not expect our liquidity to be materially impacted in the near future. We will continue to monitor our liquidity and the credit markets. Additionally, we will continue to monitor events and circumstances surrounding each of the lenders under our senior secured revolving credit facility and the lenders under the Partnership’s senior secured credit facility. To date, other than a default by Lehman Bank on a borrowing request in October 2008, neither we nor the Partnership have experienced any material disruptions in our ability to access our respective bank credit facilities. However, we cannot predict with any certainty the impact to us of any further disruption in the credit environment. See “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

A significant portion of our capital resources are utilized in the form of cash and letters of credit to satisfy counterparty collateral demands. These counterparty collateral demands reflect our non-investment grade status and counterparties’ views of our financial condition and ability to satisfy our performance obligations, as well as commodity prices and other factors. As of March 31, 2009, our total outstanding letter of credit postings were $89.5 million.

Our derivative contracts do not have margin requirements or collateral provisions that could require posting of margin prior to the scheduled cash settlement date. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2008.

Contractual Obligations.  Except for changes in the ordinary course of our business, our contractual obligations have not changed materially from those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

Available Credit. As of March 31, 2009, we had approximately $369 million in total availability under our credit facility, including $143.9 million under our senior secured revolving credit facility (after giving effect to the Lehman Bank default) and $225.5 million under our senior secured synthetic letter of credit facility. In addition, the Partnership had approximately $337 million in availability under its senior secured credit facility (also after giving effect to the Lehman Bank default).

Cash Flow. Net cash provided by or used in operating activities, investing activities and financing activities for the periods presented were as follows:
	Three Months Ended March 31,
	2009	2008
	(In millions)
Net cash provided by (used in):
Operating activities	$74.0	$239.8
Investing activities	(37.9)	(15.2)
Financing activities	(28.5)	(123.9)

Net cash provided by operating activities was $74.0 million for the three months ended March 31, 2009 compared to $239.8 million for the three months ended March 31, 2008. The $165.8 million decrease was primarily due to changes in operating assets and liabilities which used an additional $139.5 million quarter over quarter as well as a $44.3 million decrease in net income, partially offset by additional cash provided by $19.5 million in commodity hedge adjustments.

Net cash used in investing activities was $37.9 million for the three months ended March 31, 2009 compared to $15.2 million for the three months ended March 31, 2008. The $22.7 million increase is primarily due to increased purchases of property, plant and equipment of $7.9 million, $7.8 million of nonrecurring property insurance proceeds received in the prior comparable quarter, and $6.8 million paid in the current quarter to acquire debt obligations of Targa Investments.

Net cash used in financing activities was $28.5 million for the three months ended March 31, 2009 compared to $123.9 million for the three months ended March 31, 2008. The decrease was primarily from distributions of $52.9 million to Targa Investments and $50 million in debt repayments by the Partnership during 2008, partially offset by increased distributions to noncontrolling interests during 2009.

Capital Requirements. The midstream energy business can be capital intensive, requiring significant investment to maintain and upgrade existing operations. A significant portion of the cost of constructing new gathering lines to connect to our gathering system is generally paid for by the natural gas producer. However, we expect to continue to incur significant expenditures throughout 2009 related to the expansion of our natural gas gathering and processing infrastructure.

We estimate that our total capital expenditures for 2009 will be approximately $150 million. Given our objective of growth through acquisitions, expansions of existing assets and other internal growth projects, we anticipate that we will invest significant amounts of capital to grow and acquire assets. Expansion capital expenditures may vary significantly based on investment opportunities.

We expect to fund future capital expenditures with funds generated from our operations, borrowings under our senior secured credit facility and debt offerings.

Non-GAAP Financial Measures

For a complete discussion of the measures that management uses to evaluate our operations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Evaluate our Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Our operating margin by segment and in total is as follows for the periods indicated:

	Three Months Ended March 31,
	2009	2008
	(In millions)
Natural Gas Gathering and Processing	$63.1	$112.6
Logistics Assets	9.0	6.9
NGL Distribution and Marketing Services	14.5	8.3
Wholesale Marketing	4.3	9.6
	$90.9	$137.4

The following tables reconcile the non-GAAP financial measures used by management to their most directly comparable GAAP measures for the periods indicated:
	Three Months Ended March 31,
	2009	2008
Reconciliation of net cash provided by	(In millions)
operating activities to Adjusted EBITDA:
Net cash provided by operating activities	$74.0	$239.8
Net (income) loss attibutable to noncontrolling interests	1.6	(26.9)
Interest expense, net (1)	23.8	23.6
Current income tax expense	-	1.0
Other	(0.2)	6.1
Changes in operating assets and liabilities which used (provided) cash:
Accounts receivable and other assets	(76.7)	(272.9)
Accounts payable and other liabilities	64.6	121.2
Adjusted EBITDA	$87.1	$91.9

Reconciliation of net income attributable to Targa
Resources, Inc. to Adjusted EBITDA:
Net income attributable to Targa Resources, Inc.	$2.6	$18.4
Add:
Interest expense, net	25.7	25.6
Income tax expense (benefit)	(0.1)	11.9
Depreciation and amortization expense	41.6	38.2
Non-cash (gain) loss related to derivatives	17.3	(2.2)
Adjusted EBITDA	$87.1	$91.9

(1) Net of debt issue costs of $1.9 million for the three months ended March 31, 2009 and $2.0 million for the three months ended March 31, 2008.

	Three Months Ended March 31,
	2009	2008
	(In millions)
Reconciliation of net income attributable to Targa
Resources, Inc. to operating margin:
Net income attributable to Targa Resources, Inc.	$2.6	$18.4
Add:
Net (income) loss attibutable to noncontrolling interests	(1.6)	26.9
Depreciation and amortization expense	41.6	38.2
General and administrative expense	23.8	24.1
Interest expense, net	25.7	25.6
Income tax benefit (expense)	(0.1)	12.1
Other, net	(1.1)	(7.9)
Operating margin	$90.9	$137.4

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

For an in-depth discussion of market risks, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Our principal market risks are our exposure to changes in commodity prices, particularly to the prices of natural gas and NGLs (including the impact of reduced commodity prices on oil and gas drilling levels), changes in interest rates, as well as nonperformance by our customers, joint venture partners and derivative counterparties. We do not use risk sensitive instruments for trading purposes.

Commodity Price Risk. A significant portion of our revenues is derived from percent-of-proceeds contracts under which we receive either an agreed upon percentage of the actual proceeds that we receive from our sales of the residue natural gas and NGLs or an agreed upon percentage based on index-related prices for the natural gas and NGLs. The prices of natural gas and NGLs are subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of additional factors beyond our control. We monitor these risks and enter into hedging transactions designed to mitigate the impact of commodity price fluctuations on our business. Cash flows from a derivative instrument designated as a hedge are classified in the same category as the cash flows from the item being hedged. For an in-depth discussion of our hedging strategies, see Item “7A. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

We have entered into hedging arrangements for a portion of our forecasted equity volumes. Floor volumes and floor pricing are based solely on purchased puts (or floors). As of March 31, 2009, we had the following hedge arrangements which will settle during the years ending December 31, 2009 through 2013 (except as indicated otherwise, the 2009 volumes reflect daily volumes for the period from April 1, 2009 through December 31, 2009):

Natural Gas
Instrument		Avg. Price	MMBtu per day
Type	Index	$/MMBtu	2009	2010	2011	2012	2013	Fair Value
								(In thousands)
Sales
Swap	IF-Waha	6.62	21,918	-	-	-	-	$16,880
Swap	IF-Waha	6.69	-	16,300	-	-	-	7,911
Swap	IF-Waha	6.46	-	-	12,500	-	-	1,694
Swap	IF-Waha	7.18	-	-	-	5,500	-	1,344
			21,918	16,300	12,500	5,500	-

Swap	IF-PB	5.42	-	2,000	-	-	-	180
Swap	IF-PB	5.42	-	-	2,000		-	(277)
Swap	IF-PB	5.54	-	-	-	4,000	-	(895)
Swap	IF-PB	5.54	-	-	-	-	4,000	(1,355)
			-	2,000	2,000	4,000	4,000

Total Sales			21,918	18,300	14,500	9,500	4,000
								$25,482

NGLs

Instrument		Avg. Price	Barrels per day
Type	Index	$/gal	2009	2010	2011	2012	2013	Fair Value
								(In thousands)
Sales
Swap	OPIS-MB	0.78	3,347	-	-	-	-	$6,714
Swap	OPIS-MB	0.87	-	2,750	-	-	-	8,360
Swap	OPIS-MB	0.91	-	-	1,550	-	-	4,549
Swap	OPIS-MB	0.92	-	-	-	1,250	-	3,112
Total Swaps			3,347	2,750	1,550	1,250	-

Floor	OPIS-MB	1.44	-	-	54	-	-	525
Floor	OPIS-MB	1.43	-	-	-	63	-	570
Total Floors			-	-	54	63	-

Total Sales			3,347	2,750	1,604	1,313	-
								$23,830

As of March 31, 2009, the Partnership had the following hedge arrangements which will settle during the years ended December 31, 2009 through 2013 (except as indicated otherwise, the 2009 volumes reflect daily volumes for the period from April 1, 2009 through December 31, 2009):

Natural Gas

Instrument		Avg. Price	MMBtu per day
Type	Index	$/MMBtu	2009	2010	2011	2012	2013	Fair Value
								(In thousands)
Sales
Swap	IF-HSC	7.39	1,966	-	-	-	-	$1,743
			1,966	-	-	-	-

Swap	IF-NGPL MC	9.18	6,256	-	-	-	-	9,410
Swap	IF-NGPL MC	8.86	-	5,685	-	-	-	7,089
Swap	IF-NGPL MC	7.34	-	-	2,750	-	-	1,286
Swap	IF-NGPL MC	7.18	-	-	-	2,750	-	789
			6,256	5,685	2,750	2,750	-

Swap	IF-Waha	7.79	9,936	-	-	-	-	10,910
Swap	IF-Waha	6.53	-	11,709	-	-	-	4,715
Swap	IF-Waha	6.10	-	-	11,250	-	-	145
Swap	IF-Waha	6.30	-	-	-	7,250	-	(326)
Swap	IF-Waha	5.59	-	-	-	-	4,000	(1,478)
			9,936	11,709	11,250	7,250	4,000
Total Swaps			18,158	17,394	14,000	10,000	4,000

Floor	IF-NGPL MC	6.55	850	-	-	-	-	710
			850	-	-	-	-

Floor	IF-Waha	6.55	565	-	-	-	-	459
			565	-	-	-	-
Total Floors			1,415	-	-	-	-

Total Sales			19,573	17,394	14,000	10,000	4,000
								$35,452

NGLs

Instrument		Avg. Price	Barrels per day
Type	Index	$/gal	2009	2010	2011	2012	2013	Fair Value
								(In thousands)
Sales
Swap	OPIS-MB	1.32	6,248	-	-	-	-	$48,006
Swap	OPIS-MB	1.27	-	4,809	-	-	-	40,659
Swap	OPIS-MB	0.92	-	-	3,400	-	-	9,420
Swap	OPIS-MB	0.92	-	-	-	2,700	-	6,197
Total Swaps			6,248	4,809	3,400	2,700	-

Floor	OPIS-MB	1.44	-	-	199	-	-	1,935
Floor	OPIS-MB	1.43	-	-	-	231	-	2,089
Total Floors			-	-	199	231	-

Total Sales			6,248	4,809	3,599	2,931	-
								$108,306

Condensate

Instrument		Avg. Price	Barrels per day
Type	Index	$/Bbl	2009	2010	2011	2012	2013	Fair Value
								(In thousands)
Sales
Swap	NY-WTI	69.00	322	-	-	-	-	$1,153
Swap	NY-WTI	68.10	-	301	-	-	-	518
Total Swaps			322	301	-	-	-

Floor	NY-WTI	60.00	50	-	-	-	-	117
Total Floors			50	-	-	-	-

Total Sales			372	301	-	-	-
								$1,788

These contracts may expose us to the risk of financial loss in certain circumstances. Our hedging arrangements provide us protection on the hedged volumes if prices decline below the prices at which these hedges are set. If prices rise above the prices at which we have hedged, we will receive less revenue on the hedged volumes than we would receive in the absence of hedges.

Interest Rate Risk. We are exposed to changes in interest rates primarily as a result of variable rate debt under our senior secured credit facilities. To the extent that interest rates increase, interest expense on our revolving debt will also increase. As of March 31, 2009, we had approximately $1.6 billion of consolidated indebtedness, of which $1.1 billion was at variable interest rates.

In order to mitigate the risk of changes in cash flows attributable to changes in market interest rates we entered into interest rate hedges that effectively fix the base rate on the indicated notional amount of borrowings as shown below:

Period	Fixed Rate	Notional Amount	Fair Value
			(In thousands)
4/1/2009-3/31/2010	1.65%	$400 million	$(3,742)
4/1/2010-3/31/2011	1.65%	350 million	(829)
4/1/2011-3/31/2012	1.65%	300 million	1,718
			$(2,853)

In order to mitigate the risk of changes in cash flows attributable to changes in market interest rates the Partnership entered into interest rate hedges that effectively fix the base rate on the borrowings as shown below:

Period	Fixed Rate	Notional Amount	Fair Value
			(In thousands)
Remainder of 2009	3.68%	$300 million	$(5,896)
2010	3.67%	300 million	(6,712)
2011	3.48%	300 million	(4,211)
2012	3.40%	300 million	(1,969)
2013	3.39%	300 million	(962)
1/1 - 4/24/2014	3.39%	300 million	(101)
			$(19,851)

We have designated all interest rate derivative instruments as cash flow hedges. Accordingly, related unrealized gains and losses recorded in OCI until interest expense on the related debt is recognized in earnings. A hypothetical increase of 100 basis points in the underlying interest rate, after taking into account these interest rate swaps and interest rate basis swaps, would increase our annual interest expense by $4.0 million.

Credit Risk. We are subject to risk of losses resulting from nonpayment or nonperformance by our customers, joint venture partners and derivative counterparties.

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

Our credit exposure related to commodity derivative instruments is represented by the fair value of contracts with a net positive fair value to us at the reporting date. At such times, these outstanding instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. Should the creditworthiness of one or more of our counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted.

As of March 31, 2009, affiliates of Goldman Sachs, Merrill Lynch and Barclays Bank accounted for 56%, 24% and 20% of our counterparty credit exposure related to commodity derivative instruments. Goldman Sachs, Merrill Lynch and Barclays Bank are major financial institutions, each possessing investment grade credit ratings based upon minimum credit ratings assigned by Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc.

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

There has been no change in our internal control over financial reporting during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The information required for this item is provided in Note 13—Commitments and Contingencies included in the Notes to Consolidated Financial Statements included under Part I, Item 1, which is incorporated by reference into this item.

Item 1A.	Risk Factors

For an in-depth discussion of our risk factors, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these risks and uncertainties could adversely affect our business, financial condition and/or results of operations, as could the following:

A recent determination that emissions of carbon dioxide and other “greenhouse gases” present an endangerment to public health could result in regulatory initiatives that increase our costs of doing business and the costs of our services.

On April 17, 2009, the U.S. Environmental Protection Agency (“EPA”) issued a notice of its finding and determination that emissions of carbon dioxide, methane, and other “greenhouse gases” (“GHGs”) presented an endangerment to human health and the environment, because emissions of such gases contribute to warming of the earth’s atmosphere.  The finding and determination allows the EPA to begin regulating GHG emissions under existing provisions of the Clean Air Act.  Although the EPA may take several years to adopt and impose regulations limiting GHG emissions, any limitation on GHG emissions from our natural gas–fired compressor stations and processing facilities or from the combustion of natural gas or natural gas liquids that we produce could increase our costs of doing business and/or increase the cost and reduce demand for our services.  In addition, the U.S. Congress and various states are currently considering legislation that may impose national or regional caps on GHG emissions and may require major sources of GHG emissions to purchase “allowances” that would permit such sources to continue to emit GHGs.  Such legislation could require us to obtain allowances to offset emissions of GHGs that result from the combustion of natural gas or natural gas liquids we produce.  As an alternative to a “cap and trade” program, it is possible that Congress or individual states could implement carbon tax programs.  Any such regulatory initiatives adopted by EPA or legislation adopted by Congress or the states could increase our costs of doing business and/or increase the cost and reduce demand for our services.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

0
Exhibit Number	Description
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

4.2
Supplemental Indenture dated October 31, 2008, among Targa Permian Intrastate LLC, a subsidiary of Targa Resources, Inc., Targa Resources Finance Corporation, the other Subsidiary Guarantors and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 4.1 to Targa Resources, Inc.’s Quarterly Report on Form 10-Q filed November 12, 2008 (File No. 333-147066)).

4.3
Supplemental Indenture dated February 14, 2007, among Targa Resources GP LLC, a subsidiary of Targa Resources, Inc., Targa Resources Finance Corporation, the other Subsidiary Guarantors and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 4.3 to Targa Resources, Inc.’s Annual Report on Form 10-K filed on February 27, 2009 (File No. 333-147066)).

4.4
Supplemental Indenture dated March 15, 2006, among Targa LSNG GP LLC and Targa LSNG LP, subsidiaries of Targa Resources, Inc., Targa Resources Finance Corporation, the other Subsidiary Guarantors and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 4.4 to Targa Resources, Inc.’s Annual Report on Form 10-K filed on February 27, 2009 (File No. 333-147066)).

4.5
Supplemental Indenture dated December 22, 2005, among Targa GP Inc., Targa LP Inc., Targa North Texas GP LLC, Targa Versado GP LLC, Targa Straddle GP LLC, Targa Permian GP LLC, Targa Downstream GP LLC, Targa North Texas LP, Targa Versado LP, Targa Straddle LP, Targa Permian LP, and Targa Downstream LP, subsidiaries of Targa Resources, Inc., Targa Resources Finance Corporation, the other Subsidiary Guarantors and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 4.5 to Targa Resources, Inc.’s Annual Report on Form 10-K filed on February 27, 2009 (File No. 333-147066)).

Exhibit Number	Description
4.6
Supplemental Indenture dated December 14, 2005, among Targa Gas Marketing LLC, a subsidiary of Targa Resources, Inc., Targa Resources Finance Corporation, the other Subsidiary Guarantors and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 4.5 to Targa Resources, Inc.’s Annual Report on Form 10-K filed on February 27, 2009 (File No. 333-147066)).

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

10.1*
First Amendment to Credit Agreement dated November 18, 2005 between Targa Resources Inc., the Lenders named therein and Credit Suisse, as Administrative Agent, Swing Line Lender, Revolving L/C Issuer and Synthetic L/C Issuer

10.2*
Second Amendment to Credit Agreement dated May 1, 2009 between Targa Resources Inc., the Lenders named therein and Credit Suisse, as Administrative Agent, Swing Line Lender, Revolving L/C Issuer and Synthetic L/C Issuer

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

Targa Resources, Inc. (Registrant)

By:	/s/ JOHN ROBERT SPARGER
John Robert Sparger Senior Vice President and Chief Accounting Officer (Authorized signatory and Principal Accounting Officer)

Date: May 8, 2009

Exhibit Index

Exhibit Number	Description
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

4.2
Supplemental Indenture dated October 31, 2008, among Targa Permian Intrastate LLC, a subsidiary of Targa Resources, Inc., Targa Resources Finance Corporation, the other Subsidiary Guarantors and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 4.1 to Targa Resources, Inc.’s Quarterly Report on Form 10-Q filed November 12, 2008 (File No. 333-147066)).

4.3
Supplemental Indenture dated February 14, 2007, among Targa Resources GP LLC, a subsidiary of Targa Resources, Inc., Targa Resources Finance Corporation, the other Subsidiary Guarantors and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 4.3 to Targa Resources, Inc.’s Annual Report on Form 10-K filed on February 27, 2009 (File No. 333-147066)).

4.4
Supplemental Indenture dated March 15, 2006, among Targa LSNG GP LLC and Targa LSNG LP, subsidiaries of Targa Resources, Inc., Targa Resources Finance Corporation, the other Subsidiary Guarantors and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 4.4 to Targa Resources, Inc.’s Annual Report on Form 10-K filed on February 27, 2009 (File No. 333-147066)).

4.5
Supplemental Indenture dated December 22, 2005, among Targa GP Inc., Targa LP Inc., Targa North Texas GP LLC, Targa Versado GP LLC, Targa Straddle GP LLC, Targa Permian GP LLC, Targa Downstream GP LLC, Targa North Texas LP, Targa Versado LP, Targa Straddle LP, Targa Permian LP, and Targa Downstream LP, subsidiaries of Targa Resources, Inc., Targa Resources Finance Corporation, the other Subsidiary Guarantors and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 4.5 to Targa Resources, Inc.’s Annual Report on Form 10-K filed on February 27, 2009 (File No. 333-147066)).

4.6
Supplemental Indenture dated December 14, 2005, among Targa Gas Marketing LLC, a subsidiary of Targa Resources, Inc., Targa Resources Finance Corporation, the other Subsidiary Guarantors and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 4.5 to Targa Resources, Inc.’s Annual Report on Form 10-K filed on February 27, 2009 (File No. 333-147066)).

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

10.1*
First Amendment to Credit Agreement dated November 18, 2005 between Targa Resources Inc., the Lenders named therein and Credit Suisse, as Administrative Agent, Swing Line Lender, Revolving L/C Issuer and Synthetic L/C Issuer

10.2*
Second Amendment to Credit Agreement dated May 1, 2009 between Targa Resources Inc., the Lenders named therein and Credit Suisse, as Administrative Agent, Swing Line Lender, Revolving L/C Issuer and Synthetic L/C Issuer

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*           Filed herewith